Form 10QSB
period 1996-06-30
MITY LITE INC
filed 1996-08-01
CIK 921030

===============================================================================

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
               -------------------------------------------------
                                  Form 10-QSB
(Mark One)
/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                      or

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

     For the transition period from            to

               -------------------------------------------------
                         Commission file number 0-23898
               -------------------------------------------------

                                MITY-LITE, INC.
       (Exact name of small business issuer as specified in its charter)

                                     Utah
                        (State or other jurisdiction of
                         incorporation or organization)

                                  87-0448892
                      (I.R.S. Employer Identification No.)

                             1301 West 400 North
                               Orem, Utah 84057
                    (Address of principal executive offices)

                   Issuer's telephone number:  (801) 224-0589

                                      N/A
 (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  x              No

     There were 3,103,822 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 26, 1996.

               -------------------------------------------------

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes      No   x

===============================================================================

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MITY-LITE, INC.
                                BALANCE SHEETS

              ASSETS                              June 30,
                                                    1996            March 31,
                                                (unaudited)           1996
                                              ---------------    ---------------
Current assets:
  Cash and cash equivalents . . . . . . . . .    $ 7,900,000        $ 7,346,000
  Accounts receivable, less allowances of
    $162,000 at June 30, 1996 and $132,000
    at March 31, 1996 . . . . . . . . . . . .      2,055,000          1,608,000
  Inventories . . . . . . . . . . . . . . . .        576,000            509,000
  Related party receivable. . . . . . . . . .        273,000            353,000
  Prepaid expenses and other current assets .         74,000            101,000
  Deferred income taxes . . . . . . . . . . .         91,000             91,000
                                              ---------------    ---------------
  Total current assets. . . . . . . . . . . .     10,969,000         10,008,000
Property and equipment, net . . . . . . . . .      1,402,000          1,313,000
                                              ---------------    ---------------
Total assets. . . . . . . . . . . . . . . . .    $12,371,000        $11,321,000
                                              ===============    ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . .    $   824,000        $   747,000
  Accrued expenses. . . . . . . . . . . . . .        715,000            343,000
                                              ---------------    ---------------
 Total current liabilities. . . . . . . . . .      1,539,000          1,090,000
                                              ---------------    ---------------

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    authorized 3,000,000 shares; no shares
    issued and outstanding. . . . . . . . . .          --                 --
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued and
    outstanding 3,101,808 shares at June 30,
    1996 and 3,096,472 shares at March
    31, 1996. . . . . . . . . . . . . . . . .         31,000             31,000
  Additional paid-in capital. . . . . . . . .      6,709,000          6,697,000
  Retained earnings . . . . . . . . . . . . .      4,092,000          3,503,000
                                              ---------------    ---------------
                                                  10,832,000         10,231,000
                                              ---------------    ---------------
Total liabilities and stockholders' equity. .    $12,371,000        $11,321,000
                                              ===============    ===============

                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                             STATEMENTS OF INCOME
                                 (unaudited)


                                                 Three months ended June 30,
                                                   1996               1995
                                              ---------------    ---------------
Net sales . . . . . . . . . . . . . . . . . .     $4,647,000         $3,835,000
Cost of products sold . . . . . . . . . . . .      2,641,000          2,249,000
                                              ---------------    ---------------
Gross profit. . . . . . . . . . . . . . . . .      2,006,000          1,586,000

Expenses:
  Selling . . . . . . . . . . . . . . . . . .        812,000            514,000
  General and administrative. . . . . . . . .        236,000            180,000
  Research and development. . . . . . . . . .        120,000            186,000
                                              ---------------    ---------------
Total expenses. . . . . . . . . . . . . . . .      1,168,000            880,000
                                              ---------------    ---------------
Income from operations. . . . . . . . . . . .        838,000            706,000

Other income (expense):
  Interest expense. . . . . . . . . . . . . .         (1,000)            (1,000)
  Interest income . . . . . . . . . . . . . .         85,000             59,000
                                              ---------------    ---------------
Total other income. . . . . . . . . . . . . .         84,000             58,000
                                              ---------------    ---------------
Income before provision for income taxes. . .        922,000            764,000
Provision for income taxes. . . . . . . . . .        337,000            286,000
                                              ---------------    ---------------
Net income. . . . . . . . . . . . . . . . . .     $  585,000         $  478,000
                                              ===============    ===============

Net income per share. . . . . . . . . . . . .     $     0.18         $     0.15
                                              ===============    ===============

Weighted average common and common
  equivalent shares . . . . . . . . . . . . .      3,243,005          3,231,784
                                              ===============    ===============


                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Three months ended June 30,
                                                   1996               1995
                                              ---------------    ---------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . .     $  585,000         $  478,000
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation. . . . . . . . . . . . . .         93,000            101,000
      Deferred compensation . . . . . . . . .          2,000              2,000
      Changes in assets and liabilities:
        Accounts receivable . . . . . . . . .       (447,000)          (231,000)
        Inventories . . . . . . . . . . . . .        (67,000)           (66,000)
        Federal tax deposit . . . . . . . . .          --               313,000
        Related party receivable. . . . . . .         80,000            117,000
        Prepaid expenses and other current
          assets. . . . . . . . . . . . . . .         27,000             27,000
        Accounts payable. . . . . . . . . . .         77,000             16,000
        Accrued expenses and other. . . . . .        372,000            267,000
                                              ---------------    ---------------
Net cash provided by operating activities . .        722,000          1,024,000

Cash flows from investing activities:
  Receivable from sale of European sales
    branch. . . . . . . . . . . . . . . . . .          --               272,000
  Purchases of property and equipment . . . .       (182,000)          (130,000)
                                              ---------------    ---------------
Net cash provided by (used in) investing
  activities. . . . . . . . . . . . . . . . .       (182,000)           142,000

Cash flows from financing activities:
  Issuance of common stock from stock options         12,000             10,000
  Tax benefit from exercise of stock options.          2,000              --
                                              ---------------    ---------------
Net cash provided by financing activities . .         14,000             10,000
                                              ---------------    ---------------
Increase in cash and cash equivalents . . . .        554,000          1,176,000
Cash and cash equivalents at beginning of
  period. . . . . . . . . . . . . . . . . . .      7,346,000          4,823,000
                                              ---------------    ---------------
Cash and cash equivalents at end of period. .     $7,900,000         $5,999,000
                                              ===============    ===============


                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

INTERIM PERIOD ACCOUNTING POLICIES

    In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1997.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report for the year ended March 31, 1996.


2.  Inventories

    Inventories consisted of the following:

                                                  June 30,
                                                    1996            March 31,
                                                (unaudited)           1996
                                              ---------------    ---------------
            Materials and supplies. . . . . .       $463,000           $432,000
            Work-in-progress. . . . . . . . .         88,000             51,000
            Finished goods. . . . . . . . . .         25,000             26,000
                                              ---------------    ---------------
                                                    $576,000           $509,000
                                              ===============    ===============

Item 2.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

GENERAL

    The Company designs, manufactures and markets lightweight, durable, folding leg tables stacking chairs, and other related products used in multi-purpose rooms of educational, recreational, hotel and hospitality, government, office, health care, religious and other public assembly facilities. Historically, the Company's growth has come from an expanding base of new customers and from increasing sales to existing customers. The Company's current and future growth is largely dependent upon its ability to continue increasing table sales to new and existing customers and its ability to successfully introduce and market new product lines of multi-purpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating. The Company anticipates that over the next 12 months, its primary business strategy and emphasis will be on acquiring and introducing chair products while continuing to expand its share of the folding leg table market.

    The Company currently markets five lines of stacking chairs, the Mity-Tuff(TM), the MityStack(TM), the MityFlex(TM), the MityDeluxe(TM), and the Mity-Lite 900 Series(TM). The MityTuff(TM), MityStack(TM), and Mity-Lite 900 Series(TM) chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. Portions of the MityFlex(TM) and the MityDeluxe(TM) chairs are manufactured by the Company. In addition, the Company performs final assembly on these two chair lines.

    Net sales of the Company's table products have increased during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Management expects, but cannot assure, that this trend will continue. It is not anticipated that gross profit on table products as a percent of table sales will increase significantly above current levels. Gross margins and expenses associated with chairs and other new product lines are difficult to predict. The Company believes that profitability rates less than those achieved on table products will be realized on complementary products. However, no assurance can be given that these results will be realized.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 AND 1996

    Net sales were $3,835,000 and $4,647,000 for the three months ended June 30, 1995 and June 30, 1996, respectively, representing an increase of approximately 21%. This increase was primarily due to an increase in the unit volume of tables sold. In addition, the Company had chair line sales during the three months ended June 30, 1995 and 1996 totaling approximately 3% and 5% of net sales, respectively.

    Gross profit increased approximately 26% from $1,586,000 for the three months ended June 30, 1995, to $2,006,000 for the three months ended June 30, 1996. The increase in gross profit was due to increased sales, higher average unit sales prices on the Company's tables, and labor and manufacturing efficiencies from higher unit volumes. Gross profit as a percent of net sales increased from 41.4% in the prior period to 43.2% in the current period.

    Selling expenses were $514,000 and $812,000 in the three months ended June 30, 1995 and June 30, 1996, respectively, and represented approximately 13.4% and 17.5% of net sales. The increase in selling expenses was primarily attributable to personnel additions, commissions paid to sales personnel and additional trade show activities during the current period. At the beginning of the current period, the Company hired eight additional sales people, bringing the total to 26 in-house sales representatives. For future periods, the Company expects that selling expenses as a percentage of net sales will be less than that experienced in the current quarter.

    General and administrative expenses increased by $56,000, from $180,000 in the three months ended June 30, 1995 to $236,000 in the three months ended June 30, 1996. General and administrative expense as a percentage of net sales increased slightly, from 4.7% in the prior period to 5.1% in the current period. The increase resulted primarily from increases in personnel related expenses.

    Research and development expenses were $186,000 and $120,000 in the three months ended June 30, 1995 and June 30, 1996, respectively, and represented approximately 4.9% and 2.6% of net sales. The decrease in research and development expenditures primarily resulted from one-time expenses incurred in the June 1995 quarter associated with the development of the Company's Tesla folding chair and the Mity-Lite Elite and Mity-Lite Aluminum tables. These new product lines were introduced at the Neocon Trade Show and significant development resources were expended during that quarter to prepare for the trade show. The Company postponed developing further the Tesla , but began selling the Mity-Lite Elite and Mity-Lite Aluminum tables during the previous fiscal year.

    For the reasons stated above, income from operations increased by $132,000, or 19% from $706,000 for the three months ended June 30, 1995 to $838,000 for the three months ended June 30, 1996.

    Other income and expense was $58,000 and $84,000 for the three months ended June 30, 1995 and 1996, respectively. The increase primarily resulted from additional interest income earned on excess cash invested in highly liquid securities.

    Net income was $478,000 and $585,000 in the three months ended June 30, 1995 and 1996, respectively. This represents an increase of over 22% in net income and a slight increase in net income as a percentage of net sales from 12.5% to 12.6%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its growth through cash from operations and borrowings under a revolving credit facility. Net cash provided by operating activities equaled $1,024,000 and $722,000 during the three months ended June 30, 1995 and 1996, respectively. The Company has revolving credit facilities with Zions Bank and First Security Bank of Utah, N.A. The agreements, which expire on December 5, 1996 and October 27, 1996, respectively, allow the Company to draw up to a combined $4,000,000 under the credit facilities. As of June 30, 1996, the Company had no amounts drawn under the credit facilities. The credit facilities require the maintenance of certain financial ratios and levels of working capital, all of which were met as of June 30, 1996.

    The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements may significantly increase if an acquisition is consummated. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 1996, the proceeds which would be received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $472,000. There is no assurance that such options will be exercised. The Company is also evaluating strategic business and product line acquisitions.

    The Company's material cash commitments at June 30, 1996 consisted primarily of current liabilities to be repaid from funds generated from operations. At June 30, 1996, the Company had total current liabilities of $1,539,000. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $15,000 per month through March 2000. The Company incurred certain capital costs related to the construction of additional office and manufacturing space at its current facility. The unreimbursed portion of these construction costs, totaling approximately $273,000 as of June 30, 1996, has been recorded as a related party receivable. This amount will be reimbursed to the Company once the additional facility is substantially complete.


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives for products, marketing, customers, product line expansions, enhancements to its manufacturing process, and potential acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company a) will be able to successfully increase its share of the table market, introduce new product lines to existing customers, market products directly to end users, enter new markets, and continue enhancing its manufacturing process, b) will continue to manufacture and market at current margins high quality, high performance products at competitive prices, c) will continue to profitably sell products to The Church of Jesus Christ of Latter-day Saints, d) can continue to source acceptable raw materials at current prices, e) will continue to experience current levels or lesser levels of warranty service costs, f) will successfully implement its new sales incentive program and management information system, and g) will reduce sales costs as a percentage of net sales from the current levels. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's result of operations. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

    Due to factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in net sales or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.





                   PART II:  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
       (a)   Exhibits
                11  Computation of Net Income per Share
                27  Financial Data Schedule
       (b)   Reports on Form 8-K:
                None












        10 of 10

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MITY-LITE, INC.


           Date: July 31, 1996              /s/ Gregory L. Wilson
                                            ----------------------------
                                            Gregory L. Wilson
                                            Chairman of the Board, President,
                                            and Director (Principal Executive
                                            Officer)

           Date: July 31, 1996              /s/ Bradley T Nielson
                                            ----------------------------
                                            Bradley T Nielson
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)