Form 10QSB
period 1996-09-30
MITY LITE INC
filed 1996-10-29
CIK 921030

===============================================================================
                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                -----------------------------------------------
                                 Form 10-QSB
(Mark One)
     / x /  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

     /   /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1943

            For the transition period from              to

                -----------------------------------------------
                        Commission file number 0-23898
                -----------------------------------------------

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

                        Yes   x                 No

     There were 3,104,188 shares of the registrant's common stock, par value $.01 per share, outstanding on October 23, 1996.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes     No x

===============================================================================







                         PART I:  FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                                MITY-LITE, INC.
                                BALANCE SHEETS
                                 (unaudited)


                                              September 30,        March 31,
ASSETS                                            1996               1996
                                             ---------------    ---------------
Current assets:
  Cash and cash equivalents . . . . . . . .     $ 8,354,000        $ 7,346,000
  Accounts receivable, less allowances of
    $177,000 at September 30, 1996 and
    $132,000 at March 31, 1996. . . . . . .       2,139,000          1,608,000
  Inventories . . . . . . . . . . . . . . .         647,000            509,000
  Related party receivable. . . . . . . . .          45,000            353,000
  Prepaid expenses and other current assets          76,000            101,000
  Deferred income taxes . . . . . . . . . .          91,000             91,000
                                             ---------------    ---------------
Total current assets. . . . . . . . . . . .      11,352,000         10,008,000
Property and equipment, net . . . . . . . .       1,461,000          1,313,000
                                             ---------------    ---------------
Total assets. . . . . . . . . . . . . . . .     $12,813,000        $11,321,000
                                             ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . .     $   773,000        $   747,000
  Accrued expenses. . . . . . . . . . . . .         524,000            343,000
                                             ---------------    ---------------
Total current liabilities . . . . . . . . .       1,297,000          1,090,000

Stockholders' equity:
  Preferred stock, par value $.10 per share;
    authorized 3,000,000 shares; no shares
    issued and outstanding. . . . . . . . .           --                 --
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued
    and outstanding 3,104,188 shares at
    September 30, 1996 and 3,096,472 shares
    at March 31, 1996 . . . . . . . . . . .          31,000             31,000
  Additional paid-in capital. . . . . . . .       6,711,000          6,697,000
  Retained earnings . . . . . . . . . . . .       4,774,000          3,503,000
                                             ---------------    ---------------
                                                 11,516,000         10,231,000
                                             ---------------    ---------------
Total liabilities and stockholders' equity.     $12,813,000        $11,321,000
                                             ===============    ===============

               See accompanying notes to financial statements.






                                                     MITY-LITE, INC.
                                                  STATEMENTS OF INCOME
                                                       (unaudited)

                                                    Three months ended                           Six months ended
                                                       September 30,                               September 30,
                                                  1996               1995                    1996                1995
                                            ---------------    ---------------          ---------------    ---------------
Net sales . . . . . . . . . . . . . . . . .     $4,939,000         $3,978,000               $9,586,000         $7,813,000
Cost of products sold . . . . . . . . . . .      2,893,000          2,353,000                5,534,000          4,602,000
                                            ---------------    ---------------          ---------------    ---------------
Gross profit. . . . . . . . . . . . . . . .      2,046,000          1,625,000                4,052,000          3,211,000
Expenses:
  Selling . . . . . . . . . . . . . . . . .        740,000            571,000                1,552,000          1,085,000
  General and administrative. . . . . . . .        231,000            202,000                  467,000            382,000
  Research and development. . . . . . . . .         95,000             91,000                  215,000            277,000
  Expenses related to potential
    acquisition . . . . . . . . . . . . . .          --                95,000                    --                95,000
                                            ---------------    ---------------          ---------------    ---------------
Total expenses. . . . . . . . . . . . . . .      1,066,000            959,000                2,234,000          1,839,000
                                            ---------------    ---------------          ---------------    ---------------
Income from operations. . . . . . . . . . .        980,000            666,000                1,818,000          1,372,000

Other income (expense):
  Interest expense. . . . . . . . . . . . .         (1,000)            (1,000)                  (2,000)            (2,000)
  Interest income . . . . . . . . . . . . .         88,000             59,000                  173,000            118,000
  Other . . . . . . . . . . . . . . . . . .        (10,000)             --                     (10,000)             --
                                            ---------------    ---------------          ---------------    ---------------
Total other income (expense). . . . . . . .         77,000             58,000                  161,000            116,000
                                            ---------------    ---------------          ---------------    ---------------
Net income before provision for
  income taxes. . . . . . . . . . . . . . .      1,057,000            724,000                1,979,000          1,488,000
Provision for income taxes. . . . . . . . .        385,000            279,000                  722,000            565,000
                                            ---------------    ---------------          ---------------    ---------------
Net income. . . . . . . . . . . . . . . . .     $  672,000         $  445,000               $1,257,000         $  923,000
                                            ===============    ===============          ===============    ===============

Net income per share. . . . . . . . . . . .     $     0.21         $     0.14               $     0.39         $     0.29
                                            ===============    ===============          ===============    ===============

Weighted average common and common
  equivalent shares . . . . . . . . . . . .      3,248,859          3,243,680                3,245,932          3,237,732
                                            ===============    ===============          ===============    ===============




                                     See accompanying notes to financial statements.









                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                              Six months ended September 30,
                                                  1996               1995
                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . .      $1,257,000           $923,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization . . . . .         195,000            177,000
    Deferred compensation . . . . . . . . .           8,000              3,000
    Loss on disposal of equipment . . . . .          10,000              --
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . .        (531,000)          (480,000)
      Inventories . . . . . . . . . . . . .        (138,000)          (204,000)
      Related party receivable. . . . . . .         308,000            (28,000)
      Prepaid expenses and other current
        assets. . . . . . . . . . . . . . .          25,000             74,000
      Federal tax deposit . . . . . . . . .           --               313,000
      Accounts payable. . . . . . . . . . .          26,000              --
      Accrued expenses and other. . . . . .         181,000             79,000
                                             ---------------    ---------------
Net cash provided by operating activities .       1,341,000            857,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of European sales branch           --               272,000
Purchases of property and equipment . . . .        (353,000)          (171,000)
                                             ---------------    ---------------
Net cash (used in) provided by investing
  activities. . . . . . . . . . . . . . . .        (353,000)           101,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock from stock options          14,000             14,000
Tax benefits from the exercise of stock
  options . . . . . . . . . . . . . . . . .           6,000              --
                                             ---------------    ---------------
Net cash provided by financing activities .          20,000             14,000
                                             ---------------    ---------------
Increase in cash and cash equivalents . . .       1,008,000            972,000
Cash and cash equivalents at beginning of
  period. . . . . . . . . . . . . . . . . .       7,346,000          4,823,000
                                             ---------------    ---------------
Cash and cash equivalents at end of period.      $8,354,000         $5,795,000
                                             ===============    ===============

               See accompanying notes to financial statements.













                                MITY-LITE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

INTERIM PERIOD ACCOUNTING POLICIES

   In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the six months ended September 30, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1997.

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

2.  INVENTORIES

   Inventories consisted of the following:
                                        September 30,        March 31,
                                            1996               1996
                                       ---------------    ---------------
      Materials and supplies. . . . .        $575,000           $432,000
      Work-in-progress. . . . . . . .          47,000             51,000
      Finished goods. . . . . . . . .          25,000             26,000
                                       ---------------    ---------------
                                             $647,000           $509,000
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

  The Company currently markets five lines of stacking chairs, the MityTuff(TM), the MityStack(TM), the MityFlex(TM), the MityDeluxe(TM), and the Mity-Lite 900 Series(TM). The MityTuff(TM), MityStack(TM), and Mity-Lite 900 Series(TM) chairs are distributed by the Company under original equipment manufacturer
(OEM) arrangements with the chair manufacturers. Portions of the MityFlex(TM) and the MityDeluxe(TM) chairs are manufactured by the Company. In addition, the Company performs final assembly on these two chair lines.

   Net sales of the Company's table and chair products have increased during the three months and six months ended September 30, 1996 as compared to the same period last year. Management expects, but cannot assure, that this trend of current period results exceeding comparative period results will continue. It is not anticipated that gross profit on table products as a percent of table sales will increase significantly above current levels. Gross margins and expenses associated with chairs and other new product lines are difficult to predict. The Company believes that profitability rates less than those achieved on table products will be realized on complementary products. However, no assurance can be given that these results will be realized.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1996

  NET SALES. The Company's second fiscal quarter net sales of $4,939,000 increased 24 percent over second quarter net sales in the prior fiscal year. The increase reflected sales growth of 19 percent in the table product lines and 131 percent in the chair product lines. Chair sales represented 8 percent and 4 percent of net sales for the second quarter ended 1996 and 1995, respectively, while international sales represented 11 percent and 7 percent of net sales for the same respective time periods. These increases have resulted mainly from increased sales in the hospitality, government, and recreation market segments.

  For the six month period ended September 30, 1996, the Company's net sales of $9,586,000 increased 23 percent over the prior fiscal year. The increase reflected sales growth of 18 percent in the table product lines and 122 percent in the chair product lines. Chair sales represented 7 percent and 4 percent of net sales for the six months ended September 30, 1996 and 1995, respectively, while international sales represented 8 percent and 6 percent of net sales for the same respective time periods. These increases have resulted mainly from increased sales in the education, hospitality, and recreation market segments.

  The Company currently anticipates that net sales for the three months ended December 31, 1996 will not meet volume levels reported in the previous two quarters. However, the Company currently believes that it will exceed net sales volumes reported for the three months ended December 31, 1995.

  GROSS PROFIT. Gross profit as a percentage of net sales increased over the prior year by 0.6 percent, to 41.4 percent for the three months ended September 30, 1996. For the six month period ended September 30, 1996, gross profit as a percentage of net sales increased by 1.2 percent over the prior year, to 42.3 percent. These increases were primarily due to increases in the average unit sales price realized on table products, partially offset by lower gross profit margins realized on increasing sales of the Company's chair products.

  SELLING EXPENSES. Selling expenses were 15.0 percent of net sales in the second quarter of fiscal 1997 as compared to 14.4 percent for the second quarter of the prior fiscal year. Actual spending increased by 29.6 percent, or $169,000, resulting from higher personnel, tradeshow, and advertising costs. For the six month period ended September 30, 1996 and 1995, selling expenses as a percentage of net sales were 16.2 percent and 13.9% respectively. Actual spending increased by 43.0 percent, or $467,000, resulting from higher personnel, tradeshow, and advertising costs. Increased personnel costs resulted from the hiring of 8 additional sales people at the beginning of the current fiscal year.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4.7 percent of net sales in the second quarter of fiscal 1997 as compared to 5.1 percent for the second quarter of the prior fiscal year. Actual spending increased by 14.4 percent, or $29,000. For the six month period ended September 30, 1996 and 1995, general and administrative expenses as a percentage of net sales were 4.9 percent while absolute spending increased
22.3 percent, or $85,000. The increases in spending resulted primarily from increases in personnel related expenses incurred to support the growing business needs and the implementation of a new management information system.

  RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses were
1.9 percent of net sales in the second quarter of fiscal 1997 as compared to
2.3 percent for the second quarter of the prior fiscal year. Actual spending increased by 4.4 percent, or $4,000. For the six month period ended September 30, 1996 and 1995, research and development expenses as a percentage of net sales were 2.2 percent and 3.5 percent, respectively. Actual spending decreased 22.4 percent, or $62,000. This decrease in research and development expenditures primarily resulted from one-time expenses incurred in the June 1995 quarter associated with the development of the Company's Tesla folding chair and the Mity-Lite Elite and Mity-Lite Aluminum tables. These new product lines were introduced at the Neocon Trade Show and significant development resources were expended during that quarter to prepare for the trade show. The Company postponed developing further the Tesla , but began selling the Mity-Lite Elite and Mity-Lite Aluminum tables during the previous fiscal year.

  EXPENSES RELATED TO POTENTIAL ACQUISITIONS. Also included in operating expenses for the three month and six month periods ended September 30, 1995, were certain expenses the Company incurred related to the proposed acquisition of Fixtures Manufacturing Company. When acquisition discussions were terminated in August 1995, the Company recorded a $95,000 one time pre-tax charge. This charge represented 2.4% and 1.2% of net sales for the three month and six month periods ended September 30, 1995.

  OTHER INCOME AND EXPENSE. Other income and expense netted to $77,000 in the second quarter of fiscal 1997. Second quarter interest income was $88,000, an increase of $29,000 from the second quarter of the prior fiscal year due to a greater average balance of cash and cash equivalents. During the second quarter of fiscal 1997, the Company also incurred $1,000 in interest related charges and a $10,000 loss from the disposition of certain research and development and manufacturing assets. Other income and expense netted to $161,000 in the six month period of fiscal 1997. Six month interest income was $173,000, an increase of $55,000 from the six month period of the prior fiscal year due to a greater average balance of cash and cash equivalents. During the current six month period, the Company also incurred $2,000 in interest related charges and the previously described $10,000 loss from the disposition of certain assets.

  PROVISION FOR INCOME TAXES. The Company's anticipated tax rate used in calculating the estimated tax provision was 36.5 percent for the current fiscal year and 38.0 percent for the prior year.

  NET INCOME. For reasons stated above, the Company's second fiscal quarter net income of $672,000 increased 51 percent over second quarter net income in the prior fiscal year. For the six month period, the Company's net income of $1,257,000 increased 36.2 percent over the prior year six month period.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $8.35 million at September 30, 1996 compared to $7.35 million at March 31, 1996. The increase in cash and cash equivalents was due primarily to cash generated from operations ($1.34 million). This increase as partially offset by cash used to purchase manufacturing and computer equipment, furniture, and leasehold improvements ($.35 million).

  The Company has historically financed its growth through cash from operations and borrowings under a revolving credit facility. The Company has revolving credit facilities with Zions Bank and First Security Bank of Utah, N.A. The agreements, which expire on December 5, 1996 and October 27, 1996, respectively, allow the Company to draw up to a combined $4,000,000 under the credit facilities. As of September 30, 1996, the Company had no amounts drawn under the credit facilities. The credit facilities require the maintenance of certain financial ratios and levels of working capital, all of which were met as of September 30, 1996.

  The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements may significantly increase if an acquisition is consummated. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 1996, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $525,000. There is no assurance that such options will be exercised. The Company is also evaluating strategic business and product line acquisitions.

  The Company's material cash commitments at September 30, 1996 consisted primarily of current liabilities to be repaid from funds generated from operations. At September 30, 1996, the Company had total current liabilities of $1,297,000. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000. The Company incurred certain capital costs related to the construction of additional office and manufacturing space at its current facility. The unreimbursed portion of these construction costs, totaling approximately $45,000 as of September 30, 1996, has been recorded as a related party receivable. This amount was reimbursed to the Company in October 1996.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives for products, marketing, customers, product line expansions, enhancements to its manufacturing process, increasing net sales of table and chair products, and potential acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company a) will be able to successfully increase its share of the table and chair markets, introduce new product lines to existing customers, increase net sales of table and chairs, market products directly to end users, enter new markets, and continue enhancing its manufacturing process, b) will continue to manufacture and market at current margins high quality, high performance products at competitive prices, c) will continue to profitably sell products to The Church of Jesus Christ of Latter-day Saints, d) can continue to source acceptable raw materials at current prices, e) will continue to experience current levels or lesser levels of warranty service costs, f) will successfully implement its new sales incentive program and management information system, and g) will be able to consummate acquisitions of suitable companies or product lines on terms acceptable to the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's result of operations.
In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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


                          PART II:  OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  An Annual Meeting of the shareholders of Mity-Lite, Inc. was held on August 29, 1996. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar and C. Lewis Wilson were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. 3,045,479 shares of common stock were voted in favor of the election of Gregory L. Wilson, Ralph E. Crump, Peter Najar and C. Lewis Wilson and 4,650 shares of common stock votes were withheld. There were 51,679 shares of common stock which were not voted.


Item 6.    Exhibits and Reports on Form 8-K
    (a)  Exhibits
              11      Computation of Net Income per Share
              27      Financial Data Schedule
       (b)    Reports on Form 8-K:
              None.
























                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MITY-LITE, INC.


Date: October 29, 1996                   /s/ Gregory L. Wilson
                                         ---------------------------
                                         Gregory L. Wilson
                                         Chairman of the Board, President, and
                                         Director (Principal Executive
                                         Officer)

Date: October 29, 1996                   /s/ Bradley T Nielson
                                         ---------------------------
                                         Bradley T Nielson
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)