Form 10QSB
period 1996-12-31
MITY LITE INC
filed 1997-02-05
CIK 921030

===============================================================================
                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
              ---------------------------------------------------
                                  Form 10-QSB

     /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1996

     / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

          For the transition period from          to
              ---------------------------------------------------
                        Commission file number 0-23898
              ---------------------------------------------------
                                MITY-LITE, INC.
       (Exact name of small business issuer as specified in its charter)

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

                       Yes   x                    No

     There were 3,114,650 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 31, 1997.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:)  Yes       No   x

===============================================================================

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MITY-LITE, INC.
                                BALANCE SHEETS
                                  (unaudited)

                                              December 31,         March 31,
ASSETS                                            1996                1996
                                            ---------------     ---------------
Current assets:
  Cash and cash equivalents . . . . . . . .     $8,907,000          $7,346,000
  Accounts receivable, less allowances
    of $158,000 at December 31, 1996
    and $132,000 at March 31, 1996. . . . .      1,994,000           1,608,000
  Inventories . . . . . . . . . . . . . . .        646,000             509,000
  Related party receivable. . . . . . . . .          --                353,000
  Prepaid expenses and other current assets        226,000             101,000
  Deferred income taxes . . . . . . . . . .         91,000              91,000
                                            ---------------     ---------------
Total current assets. . . . . . . . . . . .     11,864,000          10,008,000
Property and equipment, net . . . . . . . .      1,634,000           1,313,000
                                            ---------------     ---------------
Total assets. . . . . . . . . . . . . . . .    $13,498,000         $11,321,000
                                            ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . .     $  659,000          $  747,000
  Accrued expenses. . . . . . . . . . . . .        695,000             343,000
                                            ---------------     ---------------
Total current liabilities . . . . . . . . .      1,354,000           1,090,000

Stockholders' equity:
  Preferred stock, par value $.10 per
    share; authorized 3,000,000 shares; no
    shares issued and outstanding . . . . .          --                  --
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued
    and outstanding 3,114,376 shares at
    December 31, 1996 and 3,096,472 shares
    at March 31, 1996 . . . . . . . . . . .         31,000              31,000
  Additional paid-in capital. . . . . . . .      6,743,000           6,697,000
  Retained earnings . . . . . . . . . . . .      5,370,000           3,503,000
                                            ---------------     ---------------
                                                12,144,000          10,231,000
                                            ---------------     ---------------
Total liabilities and stockholders' equity.    $13,498,000         $11,321,000
                                            ===============     ===============

               See accompanying notes to financial statements.

                                                          MITY-LITE, INC.
                                                       STATEMENTS OF INCOME
                                                            (unaudited)

                                                      Three months ended                         Nine months ended
                                                         December 31,                               December 31,
                                                    1996               1995                   1996               1995
                                              ---------------    ---------------        ---------------    ---------------
Net sales . . . . . . . . . . . . . . . . .       $4,517,000         $3,666,000            $14,103,000        $11,479,000
Cost of products sold . . . . . . . . . . .        2,652,000          2,144,000              8,186,000          6,746,000
                                              ---------------    ---------------        ---------------    ---------------
Gross profit. . . . . . . . . . . . . . . .        1,865,000          1,522,000              5,917,000          4,733,000
Expenses:
  Selling . . . . . . . . . . . . . . . . .          695,000            500,000              2,247,000          1,585,000
  General and administrative. . . . . . . .          218,000            173,000                685,000            556,000
  Research and development. . . . . . . . .          104,000            118,000                319,000            395,000
  Expenses related to potential
    acquisitions. . . . . . . . . . . . . .            --                34,000                  --               128,000
                                              ---------------    ---------------        ---------------    ---------------
Total expenses. . . . . . . . . . . . . . .        1,017,000            825,000              3,251,000          2,664,000
                                              ---------------    ---------------        ---------------    ---------------
Income from operations. . . . . . . . . . .          848,000            697,000              2,666,000          2,069,000
Other income (expense):
  Interest expense. . . . . . . . . . . . .            --                (1,000)                (2,000)            (3,000)
  Interest income . . . . . . . . . . . . .           92,000             65,000                265,000            183,000
  Other . . . . . . . . . . . . . . . . . .          (11,000)           (26,000)               (21,000)           (26,000)
                                              ---------------    ---------------        ---------------    ---------------
Total other income (expense). . . . . . . .           81,000             38,000                242,000            154,000
                                              ---------------    ---------------        ---------------    ---------------
Net income before provision for income taxes         929,000            735,000              2,908,000          2,223,000
Provision for income taxes. . . . . . . . .          341,000            269,000              1,063,000            834,000
                                              ---------------    ---------------        ---------------    ---------------
Net income. . . . . . . . . . . . . . . . .       $  588,000         $  466,000             $1,845,000         $1,389,000
                                              ===============    ===============        ===============    ===============

Net income per share. . . . . . . . . . . .         $ 0.18             $ 0.14                 $ 0.57             $ 0.43
                                              ===============    ===============        ===============    ===============

Weighted average common and common equivalent
  shares. . . . . . . . . . . . . . . . . .        3,301,940          3,239,867              3,264,602          3,238,444
                                              ===============    ===============        ===============    ===============

                                         See accompanying notes to financial statements.

                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                               Nine months ended December 31,
                                                  1996                1996
                                            ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . .     $1,845,000          $1,389,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization . . . . .        294,000             264,000
    Deferred compensation . . . . . . . . .          8,000               6,000
    Loss on disposal of equipment . . . . .         21,000              26,000
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . .       (386,000)           (253,000)
      Inventories . . . . . . . . . . . . .       (137,000)           (114,000)
      Related party receivable. . . . . . .        353,000            (218,000)
      Prepaid expenses and other current
        assets. . . . . . . . . . . . . . .       (125,000)             51,000
      Federal tax deposit . . . . . . . . .          --                313,000
      Accounts payable. . . . . . . . . . .        (88,000)             27,000
      Accrued expenses and other. . . . . .        352,000             158,000
                                            ---------------     ---------------
Net cash provided by operating activities .      2,137,000           1,649,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of European sales
  branch. . . . . . . . . . . . . . . . . .          --                272,000
Purchases of property and equipment . . . .       (636,000)           (261,000)
                                            ---------------     ---------------
Net cash (used in) provided by investing
  activities. . . . . . . . . . . . . . . .       (636,000)             11,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock from stock options         46,000              84,000
Tax benefits from the exercise of stock
  options . . . . . . . . . . . . . . . . .         14,000              43,000
                                            ---------------     ---------------
Net cash provided by financing activities .         60,000             127,000
                                            ---------------     ---------------
Increase in cash and cash equivalents . . .      1,561,000           1,787,000
Cash and cash equivalents at beginning of
  period. . . . . . . . . . . . . . . . . .      7,346,000           4,823,000
                                            ---------------     ---------------
Cash and cash equivalents at end of period.     $8,907,000          $6,610,000
                                            ===============     ===============

               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

INTERIM PERIOD ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the nine months ended December 31, 1996 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1997.

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

2.  INVENTORIES

   Inventories consisted of the following:

                                    December 31,         March 31,
                                        1996                1996
                                  ---------------     ---------------
        Materials and supplies. .       $553,000            $432,000
        Work-in-progress. . . . .         51,000              51,000
        Finished goods. . . . . .         42,000              26,000
                                  ---------------     ---------------
                                        $646,000            $509,000
                                  ===============     ===============

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

     The Company designs, manufactures and markets lightweight, durable, folding leg tables, stacking chairs, and other related products used in multi-purpose rooms of educational, recreational, hotel and hospitality, government, office, health care, religious and other public assembly facilities. Historically, the Company's growth has come from an expanding base of new customers and from increasing sales to existing customers. The Company's current and future growth is largely dependent upon its ability to continue increasing table sales to new and existing customers and its ability to successfully introduce and market new product lines of multi-purpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating. The Company anticipates that over the next 12 months, its primary business strategy and emphasis will be on acquiring and introducing chair products while continuing to expand its share of the folding leg table market.

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

     Net sales of the Company's table and chair products have increased during the nine months ended December 31, 1996 as compared to the same period last year. Management expects, but cannot assure, that this trend of current period results exceeding comparative period results will continue.
It is not anticipated that gross profit on table products as a percent of table sales will increase significantly above current levels. Gross margins and expenses associated with chairs and other new product lines are difficult to predict. The Company believes that profitability rates less than those achieved on table products will be realized on complementary products. However, no assurance can be given that these results will be realized.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1996

     NET SALES. The Company's third fiscal quarter net sales of $4,517,000 increased 23 percent over third quarter net sales in the prior fiscal year. The increase reflected sales growth of 26 percent in the table product lines. Chair sales represented 5.0 percent and 7.0 percent of net sales for the third quarter ended 1996 and 1995, respectively, while international sales represented 4.2 percent and 5.8 percent of net sales for the same respective time periods.
The sales increase has resulted mainly from increased sales in the hospitality and office products market segments. In addition, the Company maintained higher than planned production levels during the traditionally slower holiday period. This was done to meet customer delivery requirements and resulted in sales of approximately $200,000 being shifted into the fiscal third quarter from the fiscal fourth quarter of 1997.

     For the nine month period ended December 31, 1996, the Company's net sales of $14,103,000 increased 23 percent over the prior fiscal year. The increase reflected sales growth of 20 percent in the table product lines and 59 percent in the chair product lines. Chair sales represented 6.2 percent and 4.8 percent of net sales for the nine months ended December 31, 1996 and 1995, respectively, while international sales represented 8.0 percent and 5.4 percent of net sales for the same respective time periods. These increases have resulted mainly from increased sales in the education, hospitality, office products, and recreation market segments.

     GROSS PROFIT. Gross profit as a percentage of net sales slightly decreased over the prior year by 0.2 percentage points, to 41.3 percent for the three months ended December 31, 1996. For the nine month period ended December 31, 1996, gross profit as a percentage of net sales increased by 0.8 percentage points over the prior year, to 42.0 percent. The increase was primarily due to increases in the average unit sales price realized on table products, partially offset by lower gross profit margins realized on increasing sales of the Company's chair products.

     SELLING EXPENSES. Selling expenses were 15.4 percent of net sales in the third quarter of fiscal 1997 as compared to 13.6 percent for the third quarter of the prior fiscal year. Actual spending increased by 39.0 percent, or $195,000, resulting from higher personnel, tradeshow, and advertising costs. For the nine month period ended December 31, 1996 and 1995, selling expenses as a percentage of net sales were 15.9 percent and 13.8 percent respectively. Actual spending increased by 41.8 percent, or $662,000, resulting from higher personnel, tradeshow, and international selling expenses partially offset by lower advertising costs. Increased personnel costs resulted from the hiring of 8 additional sales people at the beginning of the current fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4.8 percent of net sales in the third quarter of fiscal 1997 as compared to 4.7 percent for the third quarter of the prior fiscal year. Actual spending increased by 26.0 percent, or $45,000. For the nine month period ended
December 31, 1996 and 1995, general and administrative expenses as a percentage of net sales were 4.9 percent while absolute spending increased 23.2 percent, or $129,000. The increases in spending resulted primarily from increases in personnel related expenses incurred to support the growing business needs and the implementation of a new management information system.

     RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses were
2.3 percent of net sales in the third quarter of fiscal 1997 as compared to 3.2 percent for the third quarter of the prior fiscal year. Actual spending decreased by 11.9 percent, or $14,000. For the nine month period ended December 31, 1996 and 1995, research and development expenses as a percentage of net sales were 2.3 percent and 3.4 percent, respectively. Actual spending decreased 19.2 percent, or $76,000. This decrease in research and development expenditures primarily resulted from one-time expenses incurred in the June 1995 quarter associated with the development of the Company's Tesla(TM) folding chair and the Mity-Lite Elite(TM) and Mity-Lite Aluminum(TM) tables and lower legal expenses incurred for patents. These new product lines were introduced at the Neocon Trade Show and significant development resources were expended during that quarter to prepare for the trade show. The Company postponed developing further the Tesla(TM), but began selling the Mity-Lite Elite(TM) and Mity-Lite Aluminum(TM) tables during the previous fiscal year.

     EXPENSES RELATED TO POTENTIAL ACQUISITIONS. Also included in operating expenses for the three month and nine month periods ended December 31, 1995 were certain expenses the Company incurred related to the proposed acquisitions of Fixtures Manufacturing Company and The Lineal Group (Samsonite Furniture Company). When the Fixtures Manufacturing Company acquisition discussions were terminated in August 1995, the Company recorded a $95,000 pre-tax charge. In addition, the Company attempted to purchase The Lineal Group, Inc. which was under bankruptcy protection. The Lineal Group was eventually purchased by another bidder. The Company incurred approximately $34,000 in pre-tax expenses related to this potential acquisition. These one-time charges represented 0.9% and 1.1% of net sales for the three month and nine month periods ended December 31, 1995.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $81,000 in the third quarter of fiscal 1997. Third quarter interest income was $92,000, an increase of $27,000 from the third quarter of the prior fiscal year due to a greater average balance of cash and cash equivalents. During the third quarter of fiscal 1997, an $11,000 loss was incurred from the disposition of certain manufacturing assets. Other income and expense netted to $242,000 in the first nine months of fiscal 1997. Nine month interest income was $265,000, an increase of $82,000 from the nine month period of the prior fiscal year due to a greater average balance of cash and cash equivalents. During the current nine month period, the Company also incurred $2,000 in interest related charges and a $21,000 loss from the disposition of certain manufacturing and research and development assets.

     NET INCOME. For reasons stated above, the Company's third fiscal quarter net income of $588,000 increased 26.2 percent over third quarter net income in the prior fiscal year. For the nine month period, the Company's net income of $1,845,000 increased 32.8 percent over the prior year nine month period.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $8.90 million at December 31, 1996 compared to $7.35 million at March 31, 1996. The increase in cash and cash equivalents was due primarily to cash generated from operations ($2.14 million). This increase was partially offset by cash used to purchase manufacturing and computer equipment, furniture, and certain leasehold improvements ($.64 million).

     The Company has historically financed its growth through cash from operations and borrowings under a revolving credit facility. The Company has a revolving credit facility with First Security Bank of Utah, N.A. The agreement, which expires October 27, 1997, allows the Company to draw up to $2,000,000 under the credit facility. As of December 31, 1996, the Company had no amounts drawn under the credit facilities. The credit facility requires the maintenance of certain financial ratios and levels of working capital, all of which were met as of December 31, 1996.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements may significantly increase if an acquisition is consummated. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 1996, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $539,000. There is no assurance that such options will be exercised. The Company is also evaluating strategic business and product line acquisitions.

     The Company's material cash commitments at December 31, 1996 consisted primarily of current liabilities to be repaid from funds generated from operations. At December 31, 1996, the Company had total current liabilities of $1,354,000. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives for products, marketing, customers, product line expansions, enhancements to its manufacturing process, increasing net sales of table and chair products, and potential acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company a) will be able to successfully increase its share of the table and chair markets, introduce new product lines to existing customers, increase net sales of table and chairs, market products directly to end users, enter new markets, and continue enhancing its manufacturing process, b) will continue to manufacture and market at current margins high quality, high performance products at competitive prices, c) will continue to profitably sell products to The Church of Jesus Christ of Latter-day Saints, d) can continue to source acceptable raw materials at current prices,
e) will continue to experience current levels or lesser levels of warranty service costs, f) will successfully implement its new sales incentive program and management information system, and g) will be able to consummate acquisitions of suitable companies or product lines on terms acceptable to the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's result of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

                                            MITY-LITE, INC.

Date:  February 5, 1997                     /s/ Gregory L. Wilson
                                            ---------------------------
                                            Gregory L. Wilson
                                            Chairman of the Board, President,
                                            and Director (Principal Executive
                                            Officer)

Date:  February 5, 1997                     /s/ Bradley T Nielson
                                            ---------------------------
                                            Bradley T Nielson
                                            Vice President of Finance, Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)