Form 10KSB
period 1997-03-31
MITY LITE INC
filed 1997-06-11
CIK 921030

                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549
               --------------------------------------------------
                               Form 10-KSB
(Mark One)
          [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the fiscal year ended March 31, 1997

          [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
          For the transition period from        to
                  Commission file number 0-23898
               --------------------------------------------------
                               MITY-LITE, INC.
                 (Name of small business issuer in its charter)
            Utah                                         87-0448892
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)
                             1301 West 400 North
                              Orem, Utah 84057
              (Address of principal executive offices, zip code)
                  Issuer's telephone number:  (801) 224-0589
               --------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None
  Securities registered under Section 12(g) of the Exchange Act:
                                TITLE OF CLASS
                         Common Stock, par value $.01
               --------------------------------------------------
      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]
     The Company's net sales for the fiscal year just ended were $18,680,000. The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $15,077,000 (computed using the closing price of $12.875 per share of Common Stock on May 23, 1997 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 3,164,026 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 23, 1997.
     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes    No x
               --------------------------------------------------
     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 21, 1997, which Proxy Statement will be filed no later than 120 days after the close of the regis-trant's fiscal year ended March 31, 1997, are incorporated by reference in
Part III of this Annual Report on Form 10-KSB. Portions of the registrant's 1997 Annual Report to Shareholders, attached hereto as Exhibit 13, are incorporated by reference in Part II, Items 6 and 7 of this Annual Report on Form 10-KSB.

                                    PART I

Item 1.  BUSINESS

BACKGROUND

     Mity-Lite, Inc. ("Mity-Lite" or the "Company") designs, manufactures and markets lightweight, durable, folding leg tables, stacking chairs and related products used in multi-purpose rooms of educational, recreational, hotel and hospitality, government, office, health care, religious and other public assembly facilities. The Company typically sells its products directly to end users using a proprietary, computerized sales management system and an in-house staff of trained sales and customer service personnel. The Company markets its products throughout the United States and in certain foreign countries.

     The Company has developed and currently manufactures and markets 46 different plastic table sizes which come in three standard and a variety of custom colors. These tables are made with a variety of different folding leg and custom color options. The Company has successfully applied engineering grade plastics and sophisticated manufacturing and assembly methods to the production of tables that weigh less and are more durable than competing particle board or plywood table products of similar size. The Company's plastic tables are manufactured using abrasion, stain and water resistant materials. The Company's cornered tables are constructed using the Company's proprietary high-impact corners which can withstand a two foot drop without sustaining debilitating damage. All of the Company's plastic tables include reinforced edging. Cornered tables are equipped with non-skid pads which facilitate stacking and storage. Management believes the Company's plastic table products appeal to its customers because they are durable, lightweight, easy to handle and attractive.

     The Company also manufacturers and sells Elite(TM) and Aluminum tables. The Elite(TM) table is a distinctive, lightweight, wood conference style table. The table is constructed of real wood veneers or high pressure laminates, solid wood edges and a polymer honeycomb core. The Elite(TM) line provides easily removable elegant tables for offices, conference and training
rooms.   The Aluminum table is made for outdoor use and provides resistance to extreme exposure to ultraviolet light, rain, snow and other corrosive environments. The Aluminum tables can hold up to 1600 pounds, yet are 30 to 50 percent lighter than conventional tables. All of the Company's table products are sold with a five-year warranty covering materials and workmanship.

     In addition to its table products, the Company currently offers four lines of stacking chairs, the MityTuff(TM), the MityFlex(TM), the MityDeluxe(TM) and the MityHost(TM). The MityTuff(TM) chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. Portions of the MityFlex(TM) and the MityDeluxe(TM) chairs are manufactured by the Company. In addition, the Company performs final assembly on these two chair lines. The MityHost(TM) stacking chair was introduced in January 1997 and is manufactured in-house at the Company's facility in Orem, Utah.

     The MityTuff(TM) is sold with a seven-year warranty covering materials and workmanship. The MityFlex(TM) and the MityDeluxe(TM) are sold with a ten-year warranty covering materials and workmanship. The MityHost(TM) is sold with a ten-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery.

     In addition to lightweight, durable tables and stacking chairs, the Company manufactures and markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

GROWTH STRATEGY

     The Company's strategy is to be a leading supplier of furniture for multi-purpose rooms. Key elements of the Company's business strategy include:

     INCREASE SHARE OF TABLE MARKET. The Company intends to continue its efforts to expand its share of the market for lightweight, durable, folding leg tables. During the fiscal years ended March 31, 1995, 1996, and 1997, the Company's table sales increased by 28 percent, 15 percent and 19 percent, respectively. The Company attributes this growth in sales to increasing market acceptance of its products, an expanded sales force, an increasing rate of existing customer re-orders and the Company's ability to generate new customer leads and close sales. The Company intends to continue to expand its share of the hospitality market by, among other things, continuing to pursue purchasing contracts with national hotel and motel chains. With respect to the hospitality market, the Company's tables have been approved for use by three major hotel operators. The Company's table products have been approved for purchase by the General Services Administration of the United States government. The states of Utah, Virginia, New Jersey and Louisiana have also approved the Company's table products for purchase by agencies of those states. The Company's approval as a qualified vendor by the General Services Administration, and the states of Utah, Virginia, New Jersey and Louisiana means that agencies of these authorities can, if they so choose, purchase products from the Company at a specifically negotiated price. The Company's designation as a qualified government vendor for these authorities does not extend to any new products introduced by the Company. The Company intends to continue its efforts to become a qualified government vendor. The Company also intends to pursue penetration of international markets primarily through direct marketing and an international sales team. The Company has also expanded its table product line to include higher priced designer tables and aluminum tables, giving the Company a broader table product line to offer its customers. The Company further intends to continue emphasizing product quality and convenience, factors which have enabled the Company to increase sales of its table products despite the fact that the Company's table products are generally more expensive than competing table products of similar sizes.

     CONTINUE TO INTRODUCE NEW PRODUCT LINES TO EXISTING CUSTOMERS. The Company currently intends to develop in-house or acquire complementary product lines of multi-purpose room furniture that can be sold to its customers using the Company's current marketing strategy. Data collected from existing customers leads management to believe that a market exists for complementary multi-purpose room furniture products. Complementary product lines identified by the Company include stacking and folding chairs, staging, flooring, risers, bench seating, partitions and podiums. The Company began to implement this strategy during the year ended March 31, 1995 by introducing four lines of stacking chairs, the MityTuff(TM), the MityStack(TM), the MityFlex(TM), and the MityDeluxe(TM). The MityStack(TM) has been subsequently discontinued. In addition, the Company introduced the MityHost(TM) in January 1997. Each line has been developed for and focuses on varying needs of different customers. The Company intends to continue to develop or acquire through purchase or license or through creation of a distributor relationship chair lines which could be sold to the Company's table customers, are complementary to the Company's tables and are consistent with specific market needs. In March 1997, the Company acquired a 49.9 percent equity interest in DO Group, Inc. a closely-held manufacturer of office seating and office panel systems. The

Company will continue to consider acquiring other companies with businesses or product lines compatible with or complementary to the Company's business or products. The Company believes that the development or acquisition of new lines of multi-purpose room furniture products is important to its long-term success.

     MARKET PRODUCTS DIRECTLY TO END USERS. Unlike its competitors who usually sell through dealers and distributors, the Company primarily sells its table and chair products directly to end users. The Company believes that its strategy of selling directly to end users through its in-house staff of sales and customer service personnel gives the Company a competitive advantage by allowing the Company to reduce and control its selling costs and maintain direct contact with its customers. The Company's sales and customer service representatives use a computerized sales management and tracking system developed by the Company to qualify and track sales leads. While the Company's sales and service representatives will from time to time visit customers in their respective sales territories, the Company has been able to reduce its selling costs through a system of following up on leads and closing sales using the telephone, videos, fax machine, overnight courier services and the mail as its primary sales tools. The Company intends to continue this strategy for marketing its existing table products and any future product lines and has begun to introduce similar techniques at its affiliate, DO Group, Inc. In addition, the Company intends to continue expanding its domestic and international in-house sales and customer service staff and believes the expansion will allow it to focus more aggressively on its current markets.

     CONTINUE ENHANCEMENT OF MANUFACTURING PROCESS. The Company believes its manufacturing system provides it with a competitive advantage by allowing it to better control production costs, maintain product quality, increase productivity and maintain relatively short lead times (the period from customer order to delivery). The Company strives to achieve low delivery costs to its customers and has located its manufacturing operations in an area with high quality and relatively low cost labor and has equipped its manufacturing facility with advanced technology and cost effective machinery. In an effort to control costs and increase productivity, the Company's management carefully evaluates the Company's production process and often makes technical modifications and adjustments to reduce costs and improve productivity. The Company intends to continue efforts to enhance its manufacturing process.

     The statements made above in this Growth Strategy section and all statements in this filing that include the terms "may", "will", "management believes", "estimate", "project", "anticipate", "expect" and similar words are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements made in this filing involve risks and uncertainties and are based on certain assumptions that may or may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. Factors that might cause such differences include, but are not limited to, risks and uncertainties related to the Company's ability to expand its market share of the table market, compete effectively in its markets, manage growth, acquire new product lines, expand through acquisitions and successfully integrate such acquisitions into its existing operations, enter new markets, and protect and profitably implement its proprietary technology. For a more detailed discussion of these and other risks please refer to the section entitled "Certain Considerations," herein, and the documents filed by the Company with the Securities and Exchange Commission.

RECENT ACQUISITION

     On March 31, 1997, the Company completed the acquisition of a 49.9 percent equity interest in DO Group, Inc. ("DO Group"), a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore and DO3 trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. DO Group's seating and system sales totaled approximately $12.4 million for the twelve months ended December 31, 1996.

     DO Group's operations have not been profitable during the last two years. During this period, DO Group incurred pretax losses approximating $7.2 million. Losses were mainly generated from the operations of its wood case goods division located in High Point, North Carolina. On December 31, 1996, DO Group sold this division and began to focus on its seating and systems operations. The combined seating and systems division generated a profit during the last two years.

     Mity-Lite purchased its 49.9 percent equity interest in DO Group from an outside investor group for $750,000 in cash and the payment of certain closing and due diligence costs totaling $112,000 as of March 31, 1997. Mity-Lite holds an option to put back its investment to the DO Group officers at any time during the next three years. At the conclusion of the three year period and if the put option has not been exercised, the majority owners of DO Group will have the right to convert their 50.1 percent interest in DO Group into 115,000 shares of Mity-Lite common stock, at which time DO Group will become a wholly-owned subsidiary of Mity-Lite. In addition, Mity-Lite set aside options to purchase 175,000 shares of Mity-Lite Common Stock for DO Group employees under the 1997 Stock Incentive Plan. These options will vest in three years and only if Mity-Lite does not exercise its put option.

     As part of the acquisition, Mity-Lite loaned $1,000,000 in a senior subordinated note to a wholly-owned subsidiary of DO Group. The note matures on March 24, 2000 and bears interest at 10 percent payable quarterly. The Company believes the interest rate approximates the market rate of interest for similar debt instruments negotiated at arms length.

MARKET OVERVIEW

     Based upon management's analysis of companies known to sell multi-purpose room furniture and based upon management's experience and contacts in this business, management estimates that the domestic market for multi-purpose room furniture exceeds $1 billion annually. It is estimated that folding tables alone make up over $200 million of this domestic market. Chairs and other related seating products are estimated to account for approximately $750 million of the estimated domestic multi-purpose room furniture market. Other products such as staging, risers, partitions, podiums, and flooring account for the balance of the estimated domestic market.

SALES AND MARKETING

     The Company primarily markets its products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, health care, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 39 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a commission basis and may qualify for other incentive bonuses based on individual, sales team, and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and in all aspects of the sales cycle.

     The Company typically markets its products by first identifying customers through internal market research, referrals, trade shows, customer networking and test marketing. Once a market has been identified, the Company's sales and marketing staff will attempt to generate leads for prospective purchasers in such markets by attending trade shows, through mass mailings, and other lead oriented advertising. The Company uses a cost efficient, proprietary, computer based sales management system to qualify, track and manage sales leads for prospective and existing customers and compile customer feedback. While each sales and customer service employee maintains some in-person contact with such employee's assigned customers, most of the Company's sales efforts are pursued using the telephone, fax machine, videotapes and overnight mail services. The Company also uses a reference list of customers in each geographical sales territory in order to promote sales of its products. The Company has a sampling program and provides prospective purchasers with product samples for 30-day trial periods. The Company does not extensively advertise its products in trade publications.

INTERNATIONAL OPERATIONS

     Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its table products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 1995, 1996, and 1997, the Company's international sales accounted for 7.5 percent, 5.8 percent and 7.4 percent of the Company's total net sales, respectively. In March 1992, the Company expanded its international operations by establishing a European sales branch in Swindon (near London), England. Since the European sales branch was not profitable, the Company sold the branch on March 31, 1995, realizing a pre-tax loss of approximately $44,000. The Company has continued to sell to the European market through an unrelated distributor, Mobilite International Limited. In addition, the Company created a new position of international sales manager in June 1995. The primary focus of this position is on expanding the international sales and distribution of the Company's products. The Company has been successful in establishing distributor relationships in Canada, Mexico, Peru, Argentina, Colombia, Dominican Republic, England, France, Spain, Germany, Israel, Jordan, United Arab Emirates, Hong Kong, China, South Korea, Taiwan, Singapore, and Malaysia.

MANUFACTURING AND MATERIALS

     The Company's manufacturing process for its table products consists principally of bonding a thermoformed ABS plastic shell to a wood core frame. Metal legs, which are manufactured and painted in-house, and edge trim are then attached to the table to complete the process. Since its inception, the Company has implemented a number of changes to its manufacturing process and product design which have resulted in increased production volumes, improved production quality, reduced costs and increased on-time shipping performance. The Company has designed and manufactured certain proprietary equipment used in its manufacturing process. The Company believes that its manufacturing innovations give it a competitive advantage, allowing the Company to reduce production costs and increase productivity. The Company's typical order to delivery lead time is between three and five weeks.

     The Company's manufacturing process for its chair products consists principally of the manufacturing and painting of legs and frames, attachment of upholstery and final assembly of components.

     Raw materials used in the Company's products such as plastic, wood and metal are generally available from a number of suppliers. The plastic used in the Company's products and tubing used in the metal legs are manufactured according to the Company's specifications. The Company's other raw materials such as wood and certain welding compounds are commodity items. The Company has no raw material supply contracts. The Company operates without a substantial raw materials inventory by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that its raw materials are available from alternative suppliers. However, any significant interruption in delivery of such items could have a material adverse effect on the Company's operations.

COMPETITION

     The markets in which the Company participates are highly competitive. The table, institutional chair and multi-purpose room furniture industry consists of a fragmented group of approximately 60 major manufacturers and a host of smaller manufacturers.

     Management believes that customers purchase the Company's tables primarily because of product performance, reputation, on-time delivery, warranty service and perceived value. The Company markets its table products based primarily on product performance (lightweight and durability) and reputation, not price. The Company's average table price is generally higher than the average price of competing particle board, plywood or metal table products of its competitors. The Company believes that it has a respected reputation for product quality, convenience and customer service and that for these reasons, end users often choose its table products over competitors' lower cost table products. Because only certain elements of the Company's table design are patented, the Company's tables may be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. Introduction of similar products by low cost producers would put price and profit margin pressure on the Company which would have a material adverse effect on the Company's results of operations. Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Virco Manufacturing Corporation, Inc. and Howe Furniture Corporation which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Krueger International, Inc., U.S. Industries (Samsonite), Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc. which produce particle board tables; and Howe Furniture Corporation, Midwest Folding Products, Palmer-Snyder, Inc., and Shelby Williams Industries, Inc. which produce plywood tables.

     Management believes that customers will purchase the Company's chair products primarily because of product performance, reputation, warranty service and convenience. The market for institutional chairs is highly competitive and very fragmented. Although the Company has not yet developed chairs which offer the same technological and performance advances as the Company's table products, the Company believes its current chair line has distinct selling features. The MityTuff(TM) chair offers a strong, durable leg, rivetless construction, and seat back reinforcements for added strength and comfort. The lightweight MityFlex(TM) chair has a patented "living hinge" that flexes and conforms to each individual's back, adding extra comfort. The Company is party to a distribution agreement with the patent holder related to the MityFlex(TM) chair. The MityDeluxe(TM) chair is a stylish, lightweight upholstered chair that is constructed with thick, high grade foam in the seat and back and has contoured molding. The MityHost(TM) stacking chair is lighter weight than comparable models and has wider contoured seats without adding any width to the chair itself. Among the Company's primary competitors in the institutional chair market are Steelcase, Falcon Products, Inc., Virco Manufacturing Corporation, Artco-Bell Corporation, Fixtures Manufacturing Company, Globe Business Furniture, Shelby Williams Industries, Inc., Krueger International, Inc. and U.S. Industries (Samsonite).

INTELLECTUAL PROPERTY

     The Company has been granted two utility patents relating to the construction of its table tops. The Company has chosen not to apply for international patent protection for these two concepts. The Company does not believe this will have a material adverse effect on the Company. The Company believes that aspects of its manufacturing processes are trade secrets of the Company. The Company relies on trade secret law and nondisclosure agreements to protect its trade secrets. The Company believes that its patents and trade secrets provide competitive advantages. The Company licenses the trade name "Mity-Lite" on a non-exclusive basis from an unaffiliated third-party for a five-year term, renewable indefinitely at the option of the Company. The Company claims common law trademark rights in the trademarks MityTuff(TM), MityFlex(TM), MityDeluxe(TM) and MityHost(TM). The Company does not own patent rights on any of these chairs.

REGULATION AND ENVIRONMENTAL COMPLIANCE

     The Company is subject to various local, state and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental and health agencies, the Federal Occupational Safety and Health Administration, and laws pertaining to the hiring, treatment, safety and discharge of employees. The Company's manufacturing operations must also meet federal, state and local regulatory standards in the areas of labor, safety and health. Historically, regulatory compliance has not had a material adverse effect on the Company's sales or operations. The Company believes it is in compliance with applicable laws including laws related to the handling and use of environmentally hazardous materials.

EMPLOYEES

     As of March 31, 1997, the Company had 130 full-time employees. Except for certain executive officers, all of the Company's employees are employed at will. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.

CERTAIN CONSIDERATIONS

     COMPETITION. The markets in which the Company participates are highly competitive. In the future, the Company expects increased competition from the Company's existing competitors as well as from other companies which may enter the markets served by the Company. Only certain elements of the Company's table products are patented so the unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. Many of the Company's competitors have greater name recognition and greater financial, personnel, manufacturing and marketing resources than the Company. The Company believes that competition for multi-purpose room furniture products is generally based on product quality and characteristics, service and price. The Company's table products are more expensive than table products sold by the Company's competitors in the same markets. However, the Company believes that it has been able to compete in such markets and increase its market share by emphasizing the quality and performance of its table products as compared to its competitors' table products. Introduction of similar products by low cost producers would put price and margin pressure on the Company. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance tables and other multi-purpose room furniture products at prices competitive in the markets served by the Company.

     PRODUCT LINE EXPANSION STRATEGIES; ENTRY INTO NEW MARKETS. One of the Company's primary growth strategies is to pursue revenue and earnings growth through the introduction of new lines of complementary multi-purpose room furniture such as chairs, staging, partitions, podiums, flooring, risers, bench seating and related furniture products which the Company intends to acquire or develop in-house. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary multi-purpose room furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. Except for DO Group, Inc., the Company currently has no commitments, agreements or understandings with respect to any acquisitions of product lines or of companies with complementary products or businesses. The Company to date has and will continue to acquire or develop in-house several lines of chairs. The Company is not in a position to project whether it will be able to develop or acquire chair lines which can be sold profitably and can meet the Company's quality standards. Although the Company has successfully penetrated the lightweight, folding leg table market, and while the Company believes that a number of complementary product lines can be sold into the Company's existing markets, no assurances are or can be made that the Company's experience in the folding leg table market will be repeated in markets for new product lines. Furthermore, the Company anticipates the development or acquisition of new product lines and the penetration of new markets will require a substantial commitment of management's time and the Company's resources.

     The Company's ability to manufacture other product lines depends on, among other things, the timely expansion of its current facility or construction of additional manufacturing facilities on the property currently leased by the Company. The Company's ability to increase penetration of the domestic table market depends in part on the Company's ability to expand its in-house sales and customer service staff and locate and hire qualified personnel. No assurances can be or are made that the Company's expansion strategies will be successful.

     DEPENDENCE ON MANAGEMENT. The Company is dependent on the efforts and abilities of certain of its senior management, including Gregory L. Wilson, the Company's Chairman, President, and Chief Executive Officer. Mr. Wilson is employed under a five-year employment contract expiring in May 1998. The Company maintains a $2,000,000 "key-man" life insurance policy on Mr. Wilson. The loss of any of the Company's key executives could have a material adverse effect on the Company and its operations and prospects, although the loss of Mr. Wilson might have a more significant adverse effect on the Company.

     PROPRIETARY RIGHTS. The Company has been granted two utility patents relating to the construction of its table tops. The Company has chosen not to apply for international patent protection for these two concepts. The Company's success and future revenue growth will depend, in part, upon its ability to protect its trade secrets. The Company relies on trade secret law and non-disclosure agreements to protect its unpatented and proprietary know-how. There can be no assurance that such measures will provide meaningful protection for the Company's trade secrets or other proprietary information. Moreover, in the absence of further patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent products and manufacturing processes. The Company will endeavor to keep its products and processes and the results of its research and development program proprietary, but it may not be able to prevent others from using some or all of such information or technology without compensation to the Company. The Company licenses the trade name "Mity-Lite" from a third-party under a five-year license agreement that is renewable indefinitely at the option of the Company. The termination of this tradename license and the loss of the use of the "Mity-Lite" name could have a material adverse impact on the Company and its business. Because the Company's license for the tradename "Mity-Lite" is non-exclusive, it is possible that others could obtain a license to use the tradename "Mity-Lite." Use of the tradename "Mity-Lite" by others in connection with the manufacturing and sale of tables or other multi-purpose room furniture in the same markets in which the Company participates could potentially cause confusion among customers. If the name were used by others in connection with inferior products or services, it is possible that the Company could suffer the loss of goodwill associated with its tradename "Mity-Lite." The Company claims common law trademark rights in the trademarks MityTuff(TM), MityFlex(TM), MityDeluxe(TM) and MityHost(TM). The Company does not own patents rights on any of these chairs.

     RAW MATERIAL PRICES AND SOURCES. Both the plastic used in the Company's products and the tubing used in the Company's table and chair legs are manufactured according to Company specifications. The Company intends to operate without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company has no raw material supply contracts. The Company believes that necessary materials are generally available from alternate suppliers.
However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations. Price increases for raw materials used in the Company's products would put pressure on the Company's profit margins if the Company were unable to pass such price increases through to customers.

     WARRANTY SERVICE COSTS. The Company's tables come with a five year warranty covering materials and workmanship. The Company's warranty service costs for fiscal years ended March 31, 1995, 1996, and 1997 totaled 0.5 percent of net sales or $60,000, 0.9 percent of net sales or $145,000, and 1.4 percent of net sales or $267,000, respectively. The Company intends to continue to offer warranties covering materials and workmanship on its table and chair products and anticipates providing a warranty covering materials and workmanship for all complementary product lines developed or acquired by the Company. While the Company has implemented improved quality control measures that it expects will reduce warranty claims, it is possible that warranty servicing costs will increase in future periods. Furthermore, the Company is not in a position to anticipate the additional warranty service costs that may be incurred as a result of the Company's expansion into complementary product lines.

     NEW MANUFACTURING PROCESS. The Company has recently implemented what it believes will be improvements to its bonding process. The new system, which utilizes hot melt reactive adhesives, is more environmentally friendly than the previous system, which used keytone-based adhesives. In addition, the new system will facilitate faster throughput in the bonding process but will also require greater process control to ensure a proper bond. The Company has conducted extensive testing over the past four years on products produced using the new process and are reasonably assured of the long term product performance characteristics and reliability of the new system.

     FUTURE VARIATIONS IN OPERATING RESULTS. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, implement changes to the Company's sales compensation program and implement a new management information system. Various factors, including timing of new product introductions and the cost of penetrating new markets and changes in product mix, may have an adverse effect on the Company's results of operations. While the Company believes that the addition of new product lines will increase the Company's long term profitability, there can be no assurance that the Company will continue to experience profitability at historical rates. No assurances can be or are made that the Company will not experience temporary fluctuations in operations. While the Company has not experienced substantial negative variations in quarterly operating results during the fiscal years ended March 31, 1996 and 1997, no assurances can be or are made that the Company will not experience such quarterly variations in the future.

     REGULATION AND ENVIRONMENTAL CONSIDERATIONS. The Company is subject to various local, state and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies. Historically, regulatory compliance has not had a material adverse effect on the Company's sales or operations. However, changes in the laws and regulations governing the Company's business may impose an increased financial burden upon the Company which could adversely affect the Company's business or operations. Actions by federal, state and local governments concerning environmental or other matters could result in regulations that could increase the cost of producing the products manufactured and sold by the Company. Certain of the Company's operations are subject to federal, state and local laws and environmental regulations that impose limitations on the discharge of pollutants into the air. The Company believes that it is in compliance with applicable air quality laws and regulations. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

     FORWARD-LOOKING STATEMENTS. The statements made above in this Certain Considerations section and all statements in this filing that include the terms "may", "will", "management believes"," estimate", "project", "anticipate", "expect" and similar words are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 (the "1995 Act"), and are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the 1995 Act. Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statements contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those project herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives for products, marketing, customers, product line expansions, enhancements to its manufacturing process, and potential acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company a) will be able to successfully increase its share of the table market, introduce new product lines to existing customers, market products directly to end users, enter new markets, and continue enhancing its manufacturing process, b) will continue to manufacture and market at current margins high quality, high performance products at competitive prices, c) can continue to source acceptable raw materials at current prices, d) will continue to experience current levels of warranty service costs, and e) will realize a return on investment from the
DO Group, Inc. acquisition.   Assumptions relating to the foregoing involve
judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's result of operations.
In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. For further discussion of these and other risks, please refer to the last paragraph of the section entitled "Growth Strategy," herein, and the documents filed by the Company with the Securities and Exchange Commission.



ITEM 2.  PROPERTIES

     The Company's corporate headquarters and manufacturing facility is located in Orem, Utah (approximately 40 miles south of Salt Lake City). This facility consists of approximately 68,000 square feet of leased manufacturing, office, research and development and storage space located on approximately three acres of leased land. The facility and related real estate is leased from a trust, of which Gregory L. Wilson's uncle is one of the trustees, under a lease agreement for a five year term expiring in the year 2000. The base monthly lease payment is $17,100. The Company pays all maintenance costs, taxes and insurance. The Company believes that by adding additional equipment and production shifts, its current facility will serve its table manufacturing needs for the term of the lease. The Company anticipates either leasing or constructing additional facilities for future expansion.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                   PART II


ITEM 5. MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

     The Company's Common stock is traded on the Nasdaq National Market System under the symbol MITY. The Company's Common Stock first began trading on April 29, 1994.

                                               High           Low
                                             --------       --------
     Fiscal Year Ended March 31, 1996:
       First Quarter                         $9.750           $7.750
       Second Quarter                         9.875            8.625
       Third Quarter                          9.125            7.375
       Fourth Quarter                         8.500            5.875

     Fiscal Year Ended March 31, 1997:
       First Quarter                         $8.375           $7.500
       Second Quarter                         9.500            7.000
       Third Quarter                         14.125            9.125
       Fourth Quarter                        15.750           10.750


     There were approximately 125 security holders of record as of May 23, 1997. In addition, management estimates that there were approximately 1,200 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and intends to retain earnings for use in the business for the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this Item is incorporated by reference to the Company's 1997 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 4, 1997, the Audit Committee of Mity-Lite, Inc. recommended and approved the dismissal of its prior auditing firm, Price Waterhouse LLP ("Price Waterhouse") and the appointment of Deloitte & Touche LLP ("Deloitte & Touche") as the Company's new auditing firm.

     Price Waterhouse's reports on the financial statements for either of the past two fiscal years have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits for the two most recent fiscal years and through March 4, 1997, there were no disagreements with Price Waterhouse on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Price Waterhouse, would have caused Price Waterhouse to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. A copy of the Form 8-K disclosure, which was dated March 4, 1997, was provided to Price Waterhouse.

     During the two most recent fiscal years and subsequent interim periods, the Company's new auditor, Deloitte & Touche, was not consulted regarding the type of audit opinion that might be rendered on the Company's financial statements, nor was there any written or oral advice provided to the Company that Deloitte & Touche concluded would be an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues. The Company did have limited oral discussions with Deloitte & Touche regarding the application of pooling accounting principles in a contemplated acquisition. The specific inquiries discussed and related viewpoints of Deloitte & Touche are summarized as follows:


               Inquiry                        Deloitte & Touche Viewpoint
     ------------------------------          ------------------------------
Impact of cash dividends on the ability    If the current cash dividends have
of the registrant to account for a         been calculated and disbursed
contemplated transaction as a pooling.     consistently with amounts
                                           distributed historically, pooling
                                           accounting treatment would not be
                                           affected.

Impact of a real estate distribution       In this situation, the impact of
on the ability of the registrant to        such transaction would prevent
account for a contemplated transaction     pooling accounting treatment.
as a pooling.

Price Waterhouse was not consulted by the Company regarding the aforementioned issues. The Form 8-K was reviewed by Deloitte & Touche prior to filing with the Commission.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits

                               INDEX TO EXHIBITS
Exhibit No.                       Description                    Location

   2.1      Contribution Agreement dated as of March 24, 1997
            by and among Estate of Chester E. Dekko, David
            Kebrdle, Dennis and Mary M. Kebrdle, Domenic and
            Martha S. Federico, ChiCol Group, Inc., DO Group,
            Inc., Sican Corp., Sican II Corp., DO Group Holding,
            Inc. and Mity-Lite, Inc.                                 ##
   2.2      Stock Purchase Agreement dated as of March 13, 1997
            between Mity-Lite, Inc. and Xaio, Inc.                   ##
   2.3      Stock Purchase Agreement dated as of March 13, 1997
            between Mity-Lite, Inc. and Ellman Equities, Inc.        ##
   2.4      Stock Purchase Agreement dated as of March 13, 1997
            between Mity-Lite, Inc. and Key Equity Capital
            Corporation.                                             ##
   2.5      Stock Purchase Agreement dated as of March 13, 1997
            between Mity-Lite, Inc. and National City Capital
            Corporation.                                             ##
   2.6      Stock Purchase Agreement dated as of March 13, 1997
            between Mity-Lite, Inc. and Cardinal Development
            Capital Fund I.                                          ##
   2.7      Term Loan Agreement dated as of March 24, 1997
            between Mity-Lite, Inc. and Sican Corp.                  ##
   2.8      Put Agreement dated as of March 24, 1997 by and
            among Mity-Lite, Inc. and Dennis Kebrdle, David
            Kebrdle, Domenic Federico, ChiCol Group, Inc.,
            Sican II Corp., and DO Group, Inc.                       ##
   3.1      Amended and Restated Articles of Incorporation
            of the Registrant                                        **
   3.2      Amended and Restated Bylaws of the Registrant            **
   3.3      First Amendment to the Amended and Restated Bylaws
            of Registrant                                            **
   4.1      Form of Stock Certificate                                **
  10.1      Revolving Note dated March 16, 1992 and Revolving
            Loan Agreement dated March 16, 1992 between the
            Registrant and First Security Bank of Utah, N.A.         **
  10.2      Modification Agreement dated March 16, 1993 between
            the Registrant and First Security Bank of Utah, N.A.     **
  10.3 Lease Agreement dated November 1, 1993 between the Registrant and the Walter M. and Orpha M. Lewis
            Family Trust                                             **
  10.4      Trademark License dated November 23, 1993 between
            the Registrant and R.D. Werner Co., Inc.                 **
  10.5 Solicitation, Offer and Award Contract between the Registrant and the General Services Administration
            Federal Supply Service dated January 27, 1992 (issued
            March 6, 1990) and Amendments thereto dated January 27, 1992 (effective July 16, 1990), January 27, 1992
            (effective December 1, 1990), January 27, 1992
            (effective December 28, 1991) and the Revision of
            August 24, 1992                                          **

 Exhibit No.                      Description                    Location

  10.6      Notice of Contract Award dated June 23, 1993 between
            the Registrant and the Commonwealth of Virginia,
            Department of General Services Division of Purchases
            and Supply                                               **
  10.7      Agreement dated July 26, 1990 between the Registrant
            and the State of Utah, Department of Administrative
            Services and Revisions thereto dated March 8, 1991,
            June 5, 1991, and May 19, 1992 and March 10, 1993        **
  10.8      Agreement dated December 17, 1991 between the
            Registrant and the Air Force Nonappropriated Fund
            Purchasing Office                                        **
  10.9      Purchasing Contract effective October 1, 1993 between
            the Registrant and The Corporation of the Presiding
            Bishop of The Church of Jesus Christ of Latter-Day
            Saints                                                   **
  10.10     Employment Agreement with attached Proprietary
            Information Agreement dated effective as of May 21,
            1993 between Registrant and Gregory L. Wilson            **
  10.11     Employment Agreement with attached Proprietary
            Information Agreement dated effective as of May 21,
            1993 between Registrant and Stanley L. Pool              **
  10.12     Employment Agreement with attached Proprietary
            Information Agreement dated effective as of May 21,
            1993 between Registrant and Kenneth A. Law               **
  10.13     Employment Agreement with attached Proprietary
            Information Agreement dated effective as of February
            16, 1994 between Registrant and Brent B. Bonham          **
  10.14     Employment Agreement with attached Proprietary
            Information Agreement dated effective as of February
            16, 1994 between Registrant and Bradley T Nielson        **
  10.15     1990 Stock Option Plan, as amended and Form of Stock
            Option Agreements                                        **
  10.16     Form of Indemnification Agreements between Registrant
            and officers and directors of Registrant                 **
  10.17     Form of Lock-up Agreements with Shareholders             **
  10.18     Form of Confidentiality Agreement entered into which
            employees of the Registrant                              **
  10.19     Key-Man Insurance Policy between the Company and Chubb
            Sovereign Life Insurance Company                         **
  10.20     Distributor Agreement between the Company and Sebel
            Furniture Limited dated February 14, 1994               ***
  10.21     Lease Agreement dated March 31, 1995 between the
            Company and the Walter M. and Orpha M. Lewis Family
            Trust                                                   ****
  10.22     Exclusive Distributor Agreement between the Company
            and Mobilite International Limited (aka Mity-Lite
            (Europe) Limited)                                       ****
  10.23     Purchasing Contract effective October 1, 1995 between
            the Registrant and The Corporation of the Presiding
            Bishop of The Church of Jesus Christ of Latter-Day
            Saints                                                    #
  10.24     Promissory Note dated December 6, 1995 between the
            Registrant and Zions First National Bank                  #
  10.25     Promissory Note dated October 27, 1995 between the
            Registrant and First Security Bank                       ###
  10.26     Summary Plan Description and Basic Plan Document
            for the 1995 Mity-Lite, Inc. Employee Retirement Plan    ###

Exhibit No.                       Description                    Location

  10.27     Promissory Note dated January 23, 1997 between the
            Registrant and Zions First National Bank
  10.28     Modification Agreement (dated October 27, 1996)
            to Promissory Note dated October 27, 1995 between
            the Registrant and First Security Bank
  10.29     Lease Agreement Amendment dated October 31, 1996
            between the Company and the Walter M. and Orpha M.
            Lewis Family Trust
  11.1      Statement Regarding Computation of Per Share Earnings
  13        1997 Annual Report to Shareholders (only contains
            items incorporated by reference in this Annual
            Report in Form 10-KSB)
  23.1      Consent of Deloitte & Touche LLP
  23.2      Consent of Price Waterhouse LLP
  25.1      Power of Attorney (included on signature page)
  27        Financial Data Schedule

-------------------------------------------------

* Incorporated by reference to the referenced exhibit number to the Company's Form 8-K filed on June 12, 1995.

** Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

*** Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1994.

****Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1995.

# Incorporated by reference to the referenced exhibit number to the Company's Form 10-QSB for the quarter ended December 31, 1995.

## Incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.

### Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1996.


 (b)     Reports on Form 8-K

            The Company has filed two reports on Form 8-K during the last quarter of the year ended March 31, 1997. A Form 8-K dated March 4, 1997 included an Item 4 disclosure, "Changes in Registrant's Certifying Accountant" and an Item 5 disclosure, "Other Events," to announce the pending acquisition of a 49.9 percent equity interest in DO Group, Inc. A Form 8-K dated March 31, 1997 included an Item 2 disclosure, "Acquisition or Disposition of Assets" detailing Mity-Lite's purchase of a 49.9 percent equity interest in DO Group, Inc.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on June 11, 1997.

                                 MITY-LITE, INC.


                           By:   /s/ Gregory L. Wilson
                                 ----------------------------
                                 Gregory L. Wilson, President


                              POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENT, that undersigned officers or directors of the Registrant, by virtue of their signatures to this Form 10-KSB appearing below, hereby constitute and appoint Gregory L. Wilson as attorney-in-fact in their names, place and stead to execute any and all amendments to this Registration Statement in the capacities set forth opposite their names and hereby ratify all that said attorney-in-fact may do by virtue hereof.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                          TITLE                      DATE

/s/ Gregory L. Wilson        Chairman of the Board, President,   June 11, 1997
-------------------------    and Director
Gregory L. Wilson            (Principal Executive Officer)


/s/ Bradley T Nielson        Chief Financial Officer             June 11, 1997
-------------------------    (Principal Financial and Accounting
Bradley T Nielson            Officer)


/s/ Ralph E. Crump           Director                            June 11, 1997
-------------------------
Ralph E. Crump


/s/ Peter Najar              Director                            June 11, 1997
-------------------------
Peter Najar


/s/ C. Lewis Wilson          Director                            June 11, 1997
-------------------------
C. Lewis Wilson