Form 10KSB/A
period 1997-03-31
MITY LITE INC
filed 1997-06-25
CIK 921030

                   U.S. Securities and Exchange Commission
                           Washington, D.C. 20549
               --------------------------------------------------
                          Form 10-KSB/A Amendment 1
(Mark One)
          [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the fiscal year ended March 31, 1997

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

                                  SIGNATURES


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                          TITLE                      DATE

/s/ Gregory L. Wilson        Chairman of the Board, President,   June 25, 1997
-------------------------    and Director
Gregory L. Wilson            (Principal Executive Officer)


/s/ Bradley T Nielson        Chief Financial Officer             June 25, 1997
-------------------------    (Principal Financial and Accounting
Bradley T Nielson            Officer)