Form 10QSB
period 1997-06-30
MITY LITE INC
filed 1997-08-05
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

               --------------------------------------------------

                                  Form 10-QSB

(Mark One)


           [ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997


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

     There were 3,191,023 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 29, 1997.



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes      No  x

                                MITY-LITE, INC.

                                     INDEX



Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)

      Balance Sheets as of June 30, 1997 and March 31, 1997. . . . . .   3

      Statements of Income for the three months ended
         June 30, 1997 and June 30, 1996 . . . . . . . . . . . . . . .   4

      Statements of Cash Flows for the three months ended
         June 30, 1997 and June 30, 1996 . . . . . . . . . . . . . . .   5

      Notes to Financial Statements. . . . . . . . . . . . . . . . . .   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations. . . . . . . . . . . . . . . . . . . .   8


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  12


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MITY-LITE, INC.
                                BALANCE SHEETS
                                  (unaudited)

                                                  June 30,         March 31,
ASSETS                                              1997             1997
                                                 -----------      -----------
Current assets:
    Cash and cash equivalents. . . . . . . .     $ 8,402,000      $ 7,646,000
    Accounts receivable, less allowance of
      $213,000 at June 30, 1997 and $161,000
      at March 31, 1997. . . . . . . . . . .       2,836,000        2,196,000
    Inventories. . . . . . . . . . . . . . .         838,000          700,000
    Deferred income taxes. . . . . . . . . .         127,000          129,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .         115,000           88,000
                                                 -----------      -----------
Total current assets . . . . . . . . . . . .      12,318,000       10,759,000
Property and equipment, net. . . . . . . . .       1,718,000        1,629,000
Note receivable from affiliate . . . . . . .       1,000,000        1,000,000
Investment in affiliate. . . . . . . . . . .         876,000          862,000
Intangibles. . . . . . . . . . . . . . . . .           1,000            1,000
                                                 -----------      -----------
Total Assets . . . . . . . . . . . . . . . .     $15,913,000      $14,251,000
                                                 ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable . . . . . . . . . . . .     $ 1,015,000      $   833,000
    Accrued expenses . . . . . . . . . . . .         974,000          485,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . .       1,989,000        1,318,000

Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 3,190,198 at June 30,
      1997 and 3,161,359 at March 31, 1997 .          32,000           32,000
    Additional paid-in capital . . . . . . .       7,157,000        6,952,000
    Retained earnings. . . . . . . . . . . .       6,735,000        5,949,000
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . .      13,924,000       12,933,000
                                                 -----------      -----------
Total liabilities and stockholders' equity .     $15,913,000      $14,251,000
                                                 ===========      ===========

                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three months ended June 30,
                                                    1997             1996
                                                 -----------      -----------
Net sales . . . . . . . . . . . . . . . . . .    $ 6,296,000      $ 4,647,000
Cost of products. . . . . . . . . . . . . . .      3,873,000        2,641,000
                                                 -----------      -----------
Gross profit. . . . . . . . . . . . . . . . .      2,423,000        2,006,000

Expenses:
    Selling . . . . . . . . . . . . . . . . .        940,000          812,000
    General and administrative. . . . . . . .        250,000          236,000
    Research and development. . . . . . . . .        104,000          120,000
                                                 -----------      -----------
Total expenses. . . . . . . . . . . . . . . .      1,294,000        1,168,000
                                                 -----------      -----------
Income from operations. . . . . . . . . . . .      1,129,000          838,000

Other income (expense):
    Interest expense. . . . . . . . . . . . .           --             (1,000)
    Interest income . . . . . . . . . . . . .         85,000           85,000
    Equity in income of affiliate . . . . . .         33,000             --
                                                 -----------      -----------
Total other income. . . . . . . . . . . . . .        118,000           84,000
                                                 -----------      -----------
Income before provision for income taxes. . .      1,247,000          922,000
Provision for income taxes. . . . . . . . . .        461,000          337,000
                                                 -----------      -----------
Net income. . . . . . . . . . . . . . . . . .    $   786,000      $   585,000
                                                 ===========      ===========

Net income per share. . . . . . . . . . . . .    $      0.24      $      0.18
                                                 ===========      ===========

Weighted average common and common
    equivalent shares . . . . . . . . . . . .      3,340,175        3,243,005
                                                 ===========      ===========




               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Three months ended June 30,
                                                    1997             1996
                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . .. . . . . .    $   786,000      $   585,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation . . . . . . . . . . . . . . .       113,000           93,000
    Deferred compensation. . . . . . . . . . .          --              2,000
    Deferred tax expense . . . . . . . . . . .         2,000             --
    Equity in income of affiliate. . . . . . .       (33,000)            --
    Tax benefit from exercise of stock options       100,000            2,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . .      (640,000)        (447,000)
      Inventories. . . . . . . . . . . . . . .      (138,000)         (67,000)
      Related party receivable . . . . . . . .          --             80,000
      Prepaid expenses and other current assets       (2,000)          27,000
      Accounts payable . . . . . . . . . . . .       182,000           77,000
      Accrued expenses and other . . . . . . .       489,000          372,000
                                                 -----------      -----------
Net cash provided by operating activities. . .       859,000          724,000
                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliate. . . . . . . . . . . .        (6,000)            --
Purchases of property and equipment. . . . . .      (202,000)        (182,000)
                                                 -----------      -----------
Net cash used in investing activities. . . . .      (208,000)        (182,000)
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock from stock options .        105,000           12,000
                                                 -----------      -----------
Net cash provided by financing activities . .        105,000           12,000
                                                 -----------      -----------

Net increase in cash and cash equivalents . .        756,000          554,000
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . .     7,646,000        7,346,000
                                                 -----------      -----------
Cash and cash equivalents at end of period . .   $ 8,402,000      $ 7,900,000
                                                 ===========      ===========


               See accompanying notes to financial statements.

                                   MITY-LITE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended June 30, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1998.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 1997.


2.  Inventories

     Inventories consisted of the following:

                                                  June 30,         March 31,
                                                    1997             1997
                                                 -----------      -----------
               Materials and supplies . . . .    $   720,000      $   611,000
               Work-in-progress . . . . . . .         47,000           58,000
               Finished goods . . . . . . . .         71,000           31,000
                                                 -----------      -----------
                                                     838,000      $   700,000
                                                 ===========      ===========

3.  Recently Issued Financial Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 is required for the Company's fiscal year 1998 financial statements. Early adoption is not permitted. SFAS No. 128 replaces the presentation of primary and fully diluted EPS with the presentation of basic and diluted EPS. Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share includes the potential dilution that could occur if stock options or other securities were converted into common stock. Based on SFAS No. 128, basic EPS and diluted EPS would be as follows:


                                           Three months ended June 30,
                                              1997             1996
                                           -----------      -----------

       Basic EPS. . . . . . . . . . . .    $      0.25      $      0.19

       Diluted. . . . . . . . . . . . .    $      0.24      $      0.18

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

     The Company currently markets five lines of stacking chairs, the MityTuff(TM), the MityStack(TM), the MityFlex(TM), the MityDeluxe(TM), and the MityHost(TM). The MityTuff(TM) and MityStack(TM) chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. Portions of the MityFlex(TM) and the MityDeluxe(TM) chairs are manufactured by the Company. In addition, the Company performs final assembly on these two chair lines. The MityHost(TM) is manufactured by the Company in its Orem, Utah facility.

     Net sales of the Company's table products have increased during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Management expects, but cannot assure, that this trend will continue. Gross margins and expenses associated with chairs and other new product lines are difficult to predict. The Company believes that profitability rates less than those achieved on table products will be realized on complementary products. However, no assurance can be given that these results will be realized.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     NET SALES. The Company's first quarter of fiscal 1998 net sales of $6,296,000 represented an increase of 35 percent over first quarter net sales in the prior fiscal year. The increase reflected sales growth of 31 percent in the table product lines and 144 percent in the chair product lines. Domestic and international chair sales represented 9.6 percent and 5.3 percent of net sales for the first quarter ended June 30, 1997 and 1996, respectively, while international table and chair sales represented 5.5 percent and 4.3 percent of net sales for the same respective time periods. The sales increase has resulted mainly from increased sales in the public assembly, hospitality, and church market segments.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased over the prior year by 4.7 percentage points, to 38.5 percent for the three months ended June 30, 1997. The majority of the decrease was caused by increased production costs related to the implementation of a new bonding process, additional production and labor costs associated with startup of a second production shift, increasing labor rates, and increasing chair sales which, when compared to table products, have lower gross profit margins.

     SELLING EXPENSES. Selling expenses were 14.9 percent of net sales in the first quarter of fiscal 1998 as compared to 17.5 percent for the first quarter of the prior fiscal year. The decrease in selling expenses as a percentage of net sales resulted from one-time costs incurred in the prior year fiscal quarter related to a new sales incentive program. Actual spending increased by 15.8 percent, or $128,000, resulting from higher personnel and commission related costs and higher advertising costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4.0 percent of net sales in the first quarter of fiscal 1998 as compared to 5.1 percent for the first quarter of the prior fiscal year. General and administrative expenses as a percentage of net sales decreased as a result of the increased sales base. Actual spending increased by 5.9 percent, or $14,000, resulting from additional personnel related expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 1.7 percent of net sales in the first quarter of fiscal 1998 as compared to 2.6 percent for the first quarter of the prior fiscal year. Research and development expenses as a percentage of net sales decreased as a result of lower spending and the increased sales base. Actual spending decreased by
13.3 percent, or $16,000, resulting from decreased personnel related expenses.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $118,000 in the first quarter of fiscal 1998. First quarter interest income was $98,000, an increase of $13,000 from the first quarter of the prior fiscal year. The increase was due to a greater average balance of cash and cash equivalents.
In addition, the Company recognized income of $20,000 from its investment in DO Group, Inc. The Company bought a 49.9 percent interest in the DO Group on March 31, 1997. The $20,000 represents Mity-Lite's proportionate share of DO Group's net income for the three months ended June 30, 1997.

     NET INCOME. For reasons stated above, the Company's first quarter of fiscal 1998 net income of $786,000 increased $201,000, or 34.4 percent over first quarter net income in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged and non-tax-advantaged money market instruments, totaled $8.4 million at June 30, 1997 compared to $7.6 million at March 31, 1997. The increase in cash and cash equivalents was due primarily to cash generated from operations ($0.9 million) and proceeds from the exercise of stock options ($0.1 million). This increase was partially offset by cash used to purchase manufacturing, furniture and computer equipment and software ($0.2 million).

     The Company has historically financed its growth through cash from operations and borrowings under a revolving credit facility. The Company has credit facilities with Zions First National Bank and First Security Bank of Utah, N.A. The agreements, which expire on December 5, 1997, and October 27, 1997, respectively, allow the Company to draw up to an aggregate $4.0 million under the credit facilities. As of June 30, 1997, the Company had no amounts drawn under the credit facilities. The credit facilities require the maintenance of certain financial ratios and levels of working capital, all of which were met as of June 30, 1997.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements may significantly increase if other acquisitions are consummated. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 1997, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $609,000. There is no assurance that such options will be exercised. The Company is also evaluating strategic business and product line acquisitions.

     The Company's material cash commitments at June 30, 1997, consisted primarily of current liabilities to be repaid from funds generated from operations. At June 30, 1997, the Company had total current liabilities of $1,989,000. The Company has also entered into a lease agreement with a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives for products, marketing, customers, product line expansions, cash flow availability, enhancements to the Company's manufacturing process, increasing table sales, and potential acquisitions.
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company a) will be able to successfully increase its share of the table market, introduce new product lines to existing customers, market products directly to end users, enter new markets, and continue enhancing its manufacturing process, b) will continue to manufacture and market at current margins high quality, high performance products at competitive prices, c) can continue to source acceptable raw materials at current prices, d) will continue to experience current levels of warranty service costs, and e) will realize a return on investment from the DO Group, Inc. acquisition. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's result of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

     Due to factors noted above and elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to project results or trends in future periods. Any shortfall in net sales or earnings from the levels anticipated by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock.

                          PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              11    Computation of Net Income per Share
              27    Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company has filed two reports on Form 8-K during the last quarter. A Current Report on Form 8-K dated March 31, 1997 included an Item 2 disclosure, "Acquisition or Disposition of Assets" detailing Mity-Lite's purchase of a 49.9 percent equity interest in DO Group, Inc. The Company filed a Current Report on Form 8-K/A on June 13, 1997 which included an Item 2 disclosure, "Acquisition or Disposition of Assets" detailing Mity-Lite's purchase of a 49.9 percent equity interest in DO Group, Inc., and an Item 7 disclosure, "Financial Statements, Pro Forma Financial Information, and Exhibits," providing the required disclosures of the aforementioned investment in DO Group, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY-LITE, INC.


Date: August 5, 1997                    /s/ Gregory L. Wilson
                                        ------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: August 5, 1997                    /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)