Form 10QSB
period 1997-12-31
MITY LITE INC
filed 1998-02-04
CIK 921030

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

           For the quarterly period ended December 31, 1997


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

     There were 3,242,433 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 29, 1998.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes     No   x
==============================================================================

                           PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                MITY-LITE, INC.
                                BALANCE SHEETS
                                  (unaudited)
                                                   Dec. 31,        March 31,
ASSETS                                              1997             1997
                                                 -----------      -----------
Current assets:
    Cash and cash equivalents. . . . . . . .     $ 9,934,000      $ 7,646,000
    Accounts receivable, less allowance of
      $245,000 at Dec. 31, 1997 and $161,000
      at March 31, 1997. . . . . . . . . . .       2,380,000        2,196,000
    Inventories. . . . . . . . . . . . . . .         974,000          700,000
    Deferred income taxes. . . . . . . . . .          72,000          129,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .         418,000           88,000
                                                 -----------      -----------
Total current assets . . . . . . . . . . . .      13,778,000       10,759,000
Property and equipment, net. . . . . . . . .       1,837,000        1,629,000
Note receivable from affiliate . . . . . . .       1,000,000        1,000,000
Investment in affiliate. . . . . . . . . . .       1,024,000          862,000
Intangibles. . . . . . . . . . . . . . . . .           1,000            1,000
                                                 -----------      -----------
Total assets . . . . . . . . . . . . . . . .     $17,640,000      $14,251,000
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . .     $   915,000      $   833,000
    Accrued expenses . . . . . . . . . . . .         779,000          485,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . .       1,694,000        1,318,000
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 3,241,025 at Dec. 31,
      1997 and 3,161,359 at March 31, 1997 .          32,000           32,000
    Additional paid-in capital . . . . . . .       7,625,000        6,952,000
    Retained earnings. . . . . . . . . . . .       8,289,000        5,949,000
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . .      15,946,000       12,933,000
                                                 -----------      -----------
Total liabilities and stockholders' equity .     $17,640,000      $14,251,000
                                                 ===========      ===========

                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three months ended Dec. 31,
                                                    1997             1996
                                                 -----------      -----------
Net sales . . . . . . . . . . . . . . . . . .    $ 5,667,000      $ 4,517,000
Cost of products sold . . . . . . . . . . . .      3,664,000        2,652,000
                                                 -----------      -----------
Gross profit. . . . . . . . . . . . . . . . .      2,003,000        1,865,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .        885,000          695,000
    General and administrative. . . . . . . .        170,000          218,000
    Research and development. . . . . . . . .        130,000          104,000
                                                 -----------      -----------
Total expenses. . . . . . . . . . . . . . . .      1,185,000        1,017,000
                                                 -----------      -----------
Income from operations. . . . . . . . . . . .        818,000          848,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .           --               --
    Interest income . . . . . . . . . . . . .        104,000           92,000
    Equity in income of affiliate . . . . . .        109,000             --
    Other . . . . . . . . . . . . . . . . . .         (8,000)         (11,000)
                                                 -----------      -----------
Total other income. . . . . . . . . . . . . .        205,000           81,000
                                                 -----------      -----------
Income before provision for income taxes. . .      1,023,000          929,000
Provision for income taxes. . . . . . . . . .        379,000          341,000
                                                 -----------      -----------
Net income. . . . . . . . . . . . . . . . . .    $   644,000      $   588,000
                                                 ===========      ===========

Basic earnings per share. . . . . . . . . . .    $      0.20      $      0.19
                                                 ===========      ===========
Weighted average common shares
  outstanding - basic . . . . . . . . . . . .      3,241,025        3,114,376
                                                 ===========      ===========


Diluted earnings per share. . . . . . . . . .    $      0.19      $      0.18
                                                 ===========      ===========
Weighted average common and common equivalent
  shares - diluted. . . . . . . . . . . . . .      3,417,439        3,301,940
                                                 ===========      ===========

               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                  Nine months ended Dec. 31,
                                                    1997             1996
                                                 -----------      -----------
Net sales . . . . . . . . . . . . . . . . . .    $19,304,000      $14,103,000
Cost of products sold . . . . . . . . . . . .     12,098,000        8,186,000
                                                 -----------      -----------
Gross profit. . . . . . . . . . . . . . . . .      7,206,000        5,917,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      2,850,000        2,247,000
    General and administrative. . . . . . . .        665,000          685,000
    Research and development. . . . . . . . .        356,000          319,000
                                                 -----------      -----------
Total expenses. . . . . . . . . . . . . . . .      3,871,000        3,251,000
                                                 -----------      -----------
Income from operations. . . . . . . . . . . .      3,335,000        2,666,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .           --             (2,000)
    Interest income . . . . . . . . . . . . .        274,000          265,000
    Equity in income of affiliate . . . . . .        231,000             --
    Other . . . . . . . . . . . . . . . . . .         (8,000)         (21,000)
                                                 -----------      -----------
Total other income. . . . . . . . . . . . . .        497,000          242,000
                                                 -----------      -----------
Income before provision for income taxes. . .      3,832,000        2,908,000
Provision for income taxes. . . . . . . . . .      1,418,000        1,063,000
                                                 -----------      -----------
Net income. . . . . . . . . . . . . . . . . .    $ 2,414,000      $ 1,845,000
                                                 ===========      ===========

Basic earnings per share. . . . . . . . . . .    $      0.75      $      0.59
                                                 ===========      ===========
Weighted average common shares
  outstanding - basic . . . . . . . . . . . .      3,216,937        3,106,791
                                                 ===========      ===========

Diluted earnings per share. . . . . . . . . .    $      0.71      $      0.57
                                                 ===========      ===========
Weighted average common and common equivalent
  shares - diluted. . . . . . . . . . . . . .      3,380,834        3,264,602
                                                 ===========      ===========

               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   Nine months ended Dec. 31,
                                                     1997             1996
                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . .. . . . . .    $ 2,414,000      $ 1,845,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . .       355,000          294,000
    Deferred compensation. . . . . . . . . . .          --              8,000
    Deferred tax expense . . . . . . . . . . .        57,000             --
    Equity in income of affiliate. . . . . . .      (231,000)            --
    Intercompany interest income . . . . . . .        75,000             --
    Tax benefit from exercise of stock options       360,000           14,000
    Loss on disposal of equipment. . . . . . .         8,000           21,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . .      (184,000)        (386,000)
      Inventories. . . . . . . . . . . . . . .      (274,000)        (137,000)
      Related party receivable . . . . . . . .          --            353,000
      Prepaid expenses and other current assets     (330,000)        (125,000)
      Accounts payable . . . . . . . . . . . .        82,000          (88,000)
      Accrued expenses and other . . . . . . .       294,000          352,000
                                                 -----------      -----------
Net cash provided by operating activities. . .     2,626,000        2,151,000
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliate. . . . . . . . . . . .        (6,000)            --
Purchases of property and equipment. . . . . .      (571,000)        (636,000)
                                                 -----------      -----------
Net cash used in investing activities. . . . .      (577,000)        (636,000)
                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock for stock options. .       (104,000)            --
Issuance of common stock from stock options .        343,000           46,000
                                                 -----------      -----------
Net cash provided by financing activities . .        239,000           46,000
                                                 -----------      -----------
Net increase in cash and cash equivalents . .      2,288,000        1,561,000
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . .     7,646,000        7,346,000
                                                 -----------      -----------
Cash and cash equivalents at end of period . .   $ 9,934,000      $ 8,907,000
                                                 ===========      ===========

                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and nine months ended December 31, 1997 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1998.

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


2.  INVENTORIES

     Inventories consisted of the following:

                                                   Dec 31,         March 31,
                                                    1997             1997
                                                 -----------      -----------
               Materials and supplies . . . .    $   839,000      $   611,000
               Work-in-progress . . . . . . .         16,000           58,000
               Finished goods . . . . . . . .        119,000           31,000
                                                 -----------      -----------
                                                 $   974,000      $   700,000
                                                 ===========      ===========

3.  EARNINGS PER COMMON SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS). Upon adoption, the Company restated its earnings per share calculations for fiscal 1998 and 1997 to conform with SFAS No. 128. The computations of EPS under SFAS No. 128 are summarized as follows:

                                  Three months ended      Nine months ended
                                     December 31,            December 31,
                                    1997        1996       1997       1996
                                 ---------   ---------  ---------- ----------

Net income as reported . . . . .  $644,000    $588,000  $2,414,000 $1,845,000
                                 =========   =========  ========== ==========


BASIC:
  Weighted average number of
    common shares outstanding. . 3,241,025   3,114,376   3,216,937  3,106,791
                                 =========   =========  ========== ==========

  Basic earnings per share. . .      $0.20       $0.19       $0.75      $0.59
                                 =========   =========  ========== ==========


DILUTED:
  Common and common equivalent shares
  outstanding:
    Weighted average number of
      common shares outstanding. 3,241,025   3,114,376   3,216,937  3,106,791
    Common stock equivalents
      from options computed on
      the treasury-stock method
      using the average fair
      market value of common
      stock during the period. .   176,414     187,564     163,897    157,811
                                 ---------   ---------  ---------- ----------
    Shares used in the
      computation. . . . . . . . 3,417,439   3,301,940   3,380,834  3,264,602
                                 =========   =========  ========== ==========

 Diluted earnings per share. . .     $0.19       $0.18       $0.71      $0.57
                                 =========   =========  ========== ==========

Diluted earnings per common share include the effect of stock options outstanding using the treasury stock method.

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

     Net sales of the Company's table and chair products have increased during the three months and nine months ended December 31, 1997 as compared to the three months and nine months ended December 31, 1996. Management expects, but cannot assure, that this trend will continue. Gross margins and expenses associated with chairs and other new product lines are difficult to predict. The Company believes that profitability rates less than those achieved on table products will be realized on complementary products. However, no assurance can be given that these results will be realized.

     Manufacturing and labor costs have increased and the Company has developed and begun to implement measures designed to increase the productivity and efficiency of its manufacturing operations. As part of this plan and in an effort to reduce turnover and increase the quality of its workforce, the Company has increased its manufacturing workforce wage rates.

Comparison of the Three Months and Nine Months Ended December 31, 1997 and
1996

     NET SALES. The Company's third quarter of fiscal 1998 net sales of $5,667,000 represented an increase of 25 percent over third quarter net sales in the prior fiscal year. The increase reflected sales growth of 33 percent in the table product lines and 89 percent in the chair product lines. Chair sales represented 7.5 percent and 5.0 percent of net sales for the third quarter ended December 31, 1997 and 1996, respectively. International sales represented 5.9 percent of net sales for the same respective time periods.
The overall sales increase has resulted mainly from increased sales in the church and hospitality market segments.

     For the nine month period ended December 31, 1997, the Company's net sales of $19,304,000 represented an increase of 37 percent over the same period in the prior fiscal year. The increase reflected sales growth of 33 percent in the table product lines and 95 percent in the chair product lines. Chair sales represented 8.8 percent and 6.2 percent of net sales for the nine month period ended December 31, 1997 and 1996, respectively. International sales represented 7.0 percent and 7.3 percent of net sales for the same respective time periods. The overall sales increase has resulted mainly from increased sales in the hospitality, public assembly, education, and church market segments.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased over the prior year by 6.0 percentage points, to 35.3 percent for the three months ended December 31, 1997. The majority of the decrease was caused by increased production costs related to the implementation of a new bonding process, additional production and labor costs associated with a second production shift, increasing personnel and labor rates, increasing freight costs, and increasing chair sales which, when compared to table products, have lower gross profit margins.

     For reasons stated above, gross profit as a percentage of net sales decreased over the prior year by 4.7 percentage points, to 37.3 percent for the nine months ended December 31, 1997. The Company has developed and begun to implement measures focused on improving its gross margins.

     SELLING EXPENSES. Selling expenses were 15.6 percent of net sales in the third quarter of fiscal 1998 as compared to 15.4 percent for the third quarter of the prior fiscal year. Actual spending increased by 27.3 percent, or $190,000, resulting from higher personnel and commission related costs and higher advertising costs tied to the higher sales volume.

     Selling expenses were 14.8 percent of net sales in the nine months ended December 31, 1997 as compared to 15.9 percent for the same period in the prior fiscal year. The decrease in selling expenses as a percentage of net sales resulted from one-time costs incurred in the prior year related to a new sales incentive program. Actual spending increased by 26.8 percent, or $603,000, resulting from higher personnel and commission related costs and higher advertising costs tied to the higher sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 3.0 percent of net sales in the third quarter of fiscal 1998 as compared to 4.8 percent for the third quarter of the prior fiscal year. General and administrative expenses as a percentage of net sales decreased as a result of overhead leverage from increased sales base and a decrease in actual spending. Actual spending decreased by 22.0 percent, or $48,000, resulting from lower personnel related expenses.

     General and administrative expenses were 3.4 percent of net sales in the nine months ended December 31, 1997, as compared to 4.9 percent for the same period in the prior fiscal year. General and administrative expenses as a percentage of net sales decreased as a result of overhead leverage from increased sales base and a decrease in actual spending. Actual spending decreased by 2.9 percent, or $20,000, resulting from decreased personnel related expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2.3 percent of net sales in the third quarter of fiscal 1998 and remained flat as a percentage of sales with the third quarter of the prior fiscal year. Actual spending increased by 25.0 percent, or $26,000, resulting from increased personnel related expenses partially offset by lower prototyping costs.

     Research and development expenses were 1.8 percent of net sales in the nine months ended December 31, 1997, as compared to 2.3 percent for the same period in the prior fiscal year. Research and development expenses as a percentage of net sales decreased as a result of overhead leverage from the increased sales base. Actual spending increased by 11.6 percent, or $37,000, resulting from increased personnel related expenses.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $205,000 in the third quarter of fiscal 1998. Third quarter interest income was $104,000, an increase of $12,000 from the third quarter of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. The Company also recognized income of $109,000 from its investment in DO Group, Inc. The Company bought a 49.9 percent interest in the DO Group on March 31, 1997. The $109,000 represents Mity-Lite's proportionate share of DO Group's net income for the three months ended December 31, 1997.

     Other income and expense netted to $497,000 in the nine months ended December 31, 1997. Nine month interest income was $274,000, an increase of $9,000 from the same period in the prior fiscal year. The Company also recognized income of $231,000 from its investment in DO Group, Inc. The $231,000 represents Mity-Lite's proportionate share of DO Group's net income for the nine months ended December 31, 1997.

     NET INCOME. For reasons stated above, the Company's third quarter of fiscal 1998 net income of $644,000 increased $56,000, or 9.5 percent over third quarter net income in the prior fiscal year. The Company's net income of $2,414,000 for the nine month period ended December 31, 1997 increased $569,000, or 30.8 percent over same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged and non-tax-advantaged money market instruments, totaled $9.9 million at December 31, 1997 compared to $7.6 million at March 31, 1997. The increase in cash and cash equivalents was due primarily to cash generated from operations ($2.6 million) and net proceeds from the exercise of stock options ($0.3 million). This increase was partially offset by cash used to purchase manufacturing equipment, furniture, computer equipment and software ($0.6 million).

     The Company has historically financed its growth through cash from operations. The Company has revolving credit facilities with Zions First National Bank and First Security Bank of Utah, N.A. The agreements, which expire on December 1, 1998 and October 25, 1998, respectively, allow the Company to draw up to an aggregate $5.0 million under the credit facilities. As of December 31, 1997, the Company had no amounts drawn under the credit facilities. The credit facilities require the maintenance of certain financial ratios and levels of working capital, all of which were met as of December 31, 1997.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company is currently seeking strategic business and product line acquisition opportunities and its working capital requirements may significantly increase if any acquisitions are consummated. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 1997, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $557,000. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 1997, consisted primarily of current liabilities to be repaid from funds generated from operations. At December 31, 1997, the Company had total current liabilities of $1,694,000. The Company has also entered into a lease agreement with a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives for products, marketing, customers, product line expansions, cash flow availability, enhancements to the Company's manufacturing process, increasing table and chair sales, and potential acquisitions. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions, among others, that the Company a) will be able to successfully increase its share of the table market, introduce new product lines to existing customers, market products directly to end users, enter new markets, and continue enhancing its manufacturing process, b) will manufacture and market at improved margins high quality, high performance products at competitive prices, c) can continue to source acceptable raw materials at current prices, d) will continue to experience current levels of warranty service costs, e) will realize an acceptable return on investment from the DO Group, Inc. acquisition, f) will be able to source labor at current rates, g) will be able to identify and consummate strategic business and product line acquisitions on acceptable terms, and h) will increase the productivity and efficiency of its manufacturing operation by increasing employee wage rates and employee retention. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is and can be no assurance that the results contemplated in any such forward-looking statement will be realized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's result of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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


                        PART II:  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              11    Computation of Earnings per Share
              27.1  Financial Data Schedule
              27.2  Financial Data Schedule - Restated

         (b)  Reports on Form 8-K:
              None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY-LITE, INC.


Date: February 4, 1998                  /s/ Gregory L. Wilson
                                        ------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: February 4, 1998                  /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)