Form 10KSB40
period 1998-03-31
MITY LITE INC
filed 1998-06-03
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
         ------------------------------------------------------------

                                 Form 10-KSB
(Mark One)
            [ x ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1998

            [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1943

            For the transition period from                  to
                                          ------------------  --------------
                        Commission file number 0-23898
         ------------------------------------------------------------
                               MITY-LITE, INC.
                (Name of small business issuer in its charter)

            Utah                                           87-0448892
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

                             1301 West 400 North
                               Orem, Utah 84057
              (Address of principal executive offices, zip code)
                  Issuer's telephone number:  (801) 224-0589
         ------------------------------------------------------------
     Securities registered under Section 12(b) of the Exchange Act:  None
        Securities registered under Section 12(g) of the Exchange Act:
                                Title of class
                         Common Stock, par value $.01
         ------------------------------------------------------------
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   x
No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [x]
     The Company's net sales for the fiscal year just ended were $25,337,000. The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $27,300,000 (computed using the closing price of $18.375 per share of Common Stock on May 22, 1998 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 3,264,934 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 22, 1998.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes    No   x
         ------------------------------------------------------------
     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 20, 1998, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-KSB. Portions of the registrant's 1998 Annual Report to Shareholders, attached hereto as Exhibit 13, are incorporated by reference in Part II, Items 6 and 7 of this Annual Report on Form 10-KSB.

                                    PART I

ITEM 1.  BUSINESS

Background

     Mity-Lite, Inc. ("Mity-Lite" or the "Company") designs, manufactures and markets lightweight, durable, folding leg tables, stacking chairs and related products used in multi-purpose rooms of educational, recreational, hotel and hospitality, government, office, health care, religious and other public assembly facilities. The Company typically sells its products directly to end users. The Company markets its products throughout the United States and in certain foreign countries.

     The Company has developed and currently manufactures and markets 48 different plastic table sizes which come in three standard and a variety of custom colors. These tables are made with several different folding leg and custom color options. The Company has successfully applied engineering grade plastics and sophisticated manufacturing and assembly methods to the production of tables that weigh less and are more durable than competing particle board or plywood table products of similar size. The Company's plastic tables are manufactured using abrasion, stain and water resistant materials. The Company's cornered tables are constructed using the Company's proprietary high-impact corners which can withstand a two foot drop without sustaining debilitating damage. All of the Company's plastic tables include reinforced edging. Cornered tables are equipped with non-skid pads which facilitate stacking and storage. Management believes the Company's plastic table products appeal to its customers because they are durable, lightweight, easy to handle and attractive.

     The Company also manufacturers and sells Elite(TM) and Aluminum(TM) tables. The Elite(TM) table is a distinctive, lightweight, folding leg wood conference style table. The table is constructed of real wood veneers or high pressure laminates, solid wood edges and a polymer honeycomb core. The Elite(TM) line provides easily removable elegant tables for offices,
conference and training rooms.   The Aluminum(TM) table is made for outdoor
use and provides resistance to extreme exposure to ultraviolet light, rain, snow and other corrosive environments. The Aluminum(TM) tables can hold up to 1600 pounds, yet are 30 to 50 percent lighter than conventional particle board tables. All of the Company's table products are sold with a five-year warranty covering materials and workmanship.

     In addition to its table products, the Company currently offers five lines of stacking chairs, the MityTuff(TM), the MityStack(TM), the MityFlex(TM), the MityDeluxe(TM) and the MityHost(TM). The MityTuff(TM) and MityStack(TM) chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. Portions of the MityFlex(TM) and the MityDeluxe(TM) chairs are manufactured by the Company.
In addition, the Company performs final assembly on these two chair lines.
The MityHost(TM) stacking chair was introduced in January 1997 and is manufactured in-house at the Company's facility in Orem, Utah.

     The MityTuff(TM) is sold with a seven-year warranty covering materials and workmanship. The MityStack(TM), MityFlex(TM) and the MityDeluxe(TM) are sold with a ten-year warranty covering materials and workmanship. The MityHost(TM) is sold with a ten-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery.

     In addition to lightweight, durable tables and stacking chairs, the Company manufactures and markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

     In March 1997, Mity-Lite acquired a 49.9 percent equity interest in DO Group, Inc. ("DO Group"), a manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore(TM) and DO3(TM) trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. DO Group's seating and system sales totaled approximately $12 million for the fiscal year ended March 31, 1998.

     Mity-Lite purchased its 49.9 percent equity interest in DO Group from an outside investor group for $868,000 in cash, including transaction-related expenses. Mity-Lite holds an option to put back its investment to the DO Group officers at any time until May 15, 2000. At the conclusion of the put option period and if the put option has not been exercised, the majority owners of DO Group will have the right to convert their 50.1 percent interest in DO Group into 115,000 shares of Mity-Lite common stock, at which time DO Group will become a wholly-owned subsidiary of Mity-Lite. In addition, Mity-Lite set aside options to purchase 175,000 shares of Mity-Lite Common Stock for DO Group employees under the 1997 Stock Incentive Plan. These options will vest only if Mity-Lite does not exercise its put option.

     As part of the acquisition, Mity-Lite loaned $1,000,000 in a senior subordinated note to a wholly-owned subsidiary of DO Group. The note matures on March 24, 2000 and bears interest at 10 percent payable quarterly. The Company believes the interest rate approximates the market rate of interest for similar debt instruments negotiated at arms length.


GROWTH STRATEGY

     The Company's strategy is to be a niche supplier of institutional furniture. Key elements of the Company's business strategy include:

     Increase Share of Table Market. The Company intends to continue its efforts to expand its share of the market for lightweight, durable, folding leg tables. During the fiscal years ended March 31, 1996, 1997, and 1998, the Company's table sales increased by 15 percent, 19 percent and 33 percent, respectively. The Company attributes this growth in sales to increasing market acceptance of its products, an expanded sales force, an increasing rate of existing customer re-orders and the Company's ability to generate new customer leads and close sales. With respect to the hospitality market, the Company's tables have been approved for use by three major hotel operators. The Company's table products have been approved for purchase by the General Services Administration of the United States government. The states of Utah, Virginia, New Jersey and Louisiana have also approved the Company's table products for purchase by agencies of those states. The Company's approval as a qualified vendor by the General Services Administration, and the states of Utah, Virginia, New Jersey and Louisiana means that agencies of these authorities can, if they so choose, purchase products from the Company at a specifically negotiated price. The Company's designation as a qualified government vendor for these authorities does not extend to any new products introduced by the Company. The Company intends to continue its efforts to become a qualified government vendor. The Company also intends to pursue penetration of international markets primarily through direct marketing and an international sales team. The Company has also expanded its table product line to include higher priced designer tables and aluminum tables, giving the Company a broader table product line to offer its customers. The Company further intends to continue emphasizing product quality and convenience, factors which have enabled the Company to increase sales of its table products despite the fact that the Company's table products are generally more expensive than competing table products of similar sizes.

     Continue to Introduce New Product Lines to Existing Customers. The Company currently intends to develop in-house or acquire complementary product lines of multi-purpose room furniture that can be sold to its customers using the Company's current marketing strategy. Data collected from existing customers leads management to believe that a market exists for complementary multi-purpose room furniture products. Complementary product lines identified by the Company include stacking and folding chairs, staging, flooring, risers, bench seating, partitions and podiums. The Company has expanded its product line to include several lines of stacking chairs. Each line has been developed for and focuses on varying needs of different customers. The Company intends to continue to develop or acquire through purchase or license or through creation of a distributor relationship chair lines which could be sold to the Company's table customers, are complementary to the Company's tables and are consistent with specific market needs. The Company believes that the development or acquisition of new lines of multi-purpose room furniture products is important to its long-term success.

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

     Expand into New Market Segments. The Company intends to continue to develop and/or acquire niche businesses in the institutional furniture industry. This will allow Mity-Lite to expand into new markets, such as the architectural, design and corporate market segments. In March 1997, the Company acquired a 49.9 percent equity interest in DO Group, Inc., a closely-held manufacturer and niche marketer of specialty office seating and easy-to-assemble office panel systems. The Company will continue to consider acquiring other companies with businesses or product lines compatible with or complementary to the Company's businesses or products.

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

     Forward-Looking Statements. Certain statements made above in this section are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) the Company's expectation that it will be able to expand its share of the market for lightweight, durable, folding leg tables, (ii) the Company's anticipation that it will become a qualified government vendor, (iii) the Company's intentions to expand the international market for its products, (iv) the Company's plan to enhance the productivity and efficiency of its manufacturing process, (v) Management's belief that it will be able to continue to benefit from relatively low cost labor, (vi) the Company's intention to expand and introduce new product lines to existing customers, (vii) the Company's ability to maintain its low product warranty obligations, (viii) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments, (ix) the possibility that the Company may exercise its option to acquire the remaining 50.1 percent of the DO Group, (x) the Company's expectation of a continued profitable return on its equity interest in the DO Group, and (xi) the Company's intention to continue to market products directly to its end users.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. See "Certain Considerations." Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic or business conditions or the Company's inability, for any reason, to introduce new products or implement its marketing strategies, (b) management's ability to manage effectively the Company's growth, (c) the Company's ability to expand successfully its international markets, (d) import restrictions and economic conditions in the Company's foreign markets, (e) competition in the Company's existing and future markets, (f) increased expenditures required to address the Year 2000 issue if the Company's technology requirements change,
(g) the market's acceptance of additional products such as multi-purpose room furniture, (h) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (i) the Company's ability to source acceptable raw materials at current prices, (j) increased product warranty service costs if warranty claims increase as a result of the Company's new manufacturing bonding process or for any other reason, (k) the Company's ability to refine and enhance the quality and productivity of its manufacturing process, and (l) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices.

     In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.


MARKET OVERVIEW

     Based upon management's analysis of companies known to sell multi-purpose room furniture and based upon management's experience and contacts in this business, management estimates that the domestic market for multi-purpose room furniture exceeds $1 billion annually. It is estimated that folding tables alone make up over $250 million of this domestic market. Chairs and other related seating products are estimated to account for approximately $700 million of the estimated domestic multi-purpose room furniture market. Other products such as staging, risers, partitions, podiums, and flooring account for the balance of the estimated domestic market.


SALES AND MARKETING

     The Company primarily markets its products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, health care, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 40 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a commission basis and may qualify for other incentive bonuses based on individual, sales team, and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and in all aspects of the sales cycle.

     The Company typically markets its products by first identifying customers through internal market research, referrals, trade shows, customer networking and test marketing. Once a market has been identified, the Company's sales and marketing staff will attempt to generate leads for prospective purchasers in such markets by attending trade shows, through mass mailings, and other lead oriented advertising. The Company uses a proprietary, computer based sales management system to qualify, track and manage sales leads for prospective and existing customers and to compile customer feedback. While each sales and customer service employee maintains some in-person contact with such employee's assigned customers, most of the Company's sales efforts are pursued using the telephone, fax machine, e-mail, internet, videotapes and overnight mail services. The Company also uses a reference list of customers in each geographical sales territory in order to promote sales of its products. The Company has a sampling program and provides prospective purchasers with product samples for 30-day trial periods. The Company does not extensively advertise its products in trade publications.

INTERNATIONAL OPERATIONS

     Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its table products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 1996, 1997, and 1998, the Company's international sales accounted for 5.8 percent, 7.4 percent and 7.8 percent of the Company's total net sales, respectively. In June 1995, the Company created an international sales department under the direction of an international sales manager. Since that time, the Company has been successful in establishing distributor relationships in Canada, Mexico, Brazil, Venezuela, Peru, Argentina, Colombia, Dominican Republic, England, France, Spain, Germany, Israel, Jordan, United Arab Emirates, Hong Kong, China, South Korea, Taiwan, Singapore, and Malaysia.

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

     The Company's manufacturing process for its chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions and final assembly of the components.

     Raw materials used in the Company's products such as plastic, wood, metal and fabric are generally available from a number of suppliers. The plastic used in the Company's products and tubing used in the metal legs are manufactured according to the Company's specifications. The Company's other raw materials such as wood, fabric and certain welding compounds are commodity items. The Company has no raw material supply contracts. The Company operates without a substantial raw materials inventory by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that its raw materials are available from alternative suppliers. However, any significant interruption in delivery of such items could have a material adverse effect on the Company's operations.

COMPETITION

     The markets in which the Company participates are highly competitive. The table, institutional chair and multi-purpose room furniture industry consists of a fragmented group of approximately 60 major manufacturers and a host of smaller manufacturers.

     Management believes that customers purchase the Company's tables primarily because of product performance, reputation, on-time delivery, warranty service and perceived value. The Company markets its table products based primarily on product performance (lightweight and durability) and reputation, not price. The Company's average table price is generally higher than the average price of competing particle board, plywood or metal table products of its competitors. The Company believes that it has a respected reputation for product quality, convenience and customer service and that for these reasons, end users often choose its table products over competitors' lower cost table products. Because only certain elements of the Company's table design are patented, the Company's tables may be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. Introduction of similar products by low cost producers would put price and profit margin pressure on the Company which would have a material adverse effect on the Company's results of operations. Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Krueger International, Virco Manufacturing Corporation, Inc. and Howe Furniture Corporation which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Krueger International, Inc., U.S. Industries (Samsonite), Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc. which produce particle board tables; and Howe Furniture Corporation, Midwest Folding Products, Palmer-Snyder, Inc., and Shelby Williams Industries, Inc. which produce plywood tables.

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

INTELLECTUAL PROPERTY

     The Company has been granted two utility patents relating to the construction of its table tops. The Company has chosen not to apply for international patent protection for these two concepts. The Company does not believe this will have a material adverse effect on the Company. The Company believes that aspects of its manufacturing processes are trade secrets of the Company. The Company relies on trade secret law and nondisclosure agreements to protect its trade secrets. The Company believes that its patents and trade secrets provide competitive advantages. The Company claims common law trademark rights in the trademarks Elite(TM), Aluminum(TM), MityTuff(TM), MityFlex(TM), MityStack(TM), MityDeluxe(TM) and MityHost(TM). The Company does not own patent rights on any of these chairs.


REGULATION AND ENVIRONMENTAL COMPLIANCE

     The Company is subject to various local, state and federal laws and regulations including, without limitation, regulations promulgated by federal and state environmental and health agencies, the Federal Occupational Safety and Health Administration, and laws pertaining to the hiring, treatment, safety and discharge of employees. The Company's manufacturing operations must also meet federal, state and local regulatory standards in the areas of labor, safety and health. Historically, the cost of regulatory compliance has not had a material adverse effect on the Company's sales or operations. The Company believes it is in compliance with applicable laws including laws related to the handling and use of environmentally hazardous materials.


EMPLOYEES

     As of March 31, 1998, the Company had 155 full-time employees. Except for certain executive officers, all of the Company's employees are employed at will. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.



DO GROUP, INC. AFFILIATE

     In March 1997, Mity-Lite acquired a 49.9 percent equity interest in DO Group, Inc. ("DO Group"), a manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore(TM) and DO3(TM) trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. DO Group's seating and system sales totaled approximately $12 million for the fiscal year ended March 31, 1998.

     DO Group's systems products include office panels, movable full height walls, work surfaces, pedestals, storage units, tables and other accessory items used in office cubicles. DO Group offers two styles of panel systems. Panel systems sold under the DO3(TM) tradename are a metal based panel using a post to panel assembly approach whereby panels are hung onto posts. Panels are available in a variety of fabric, laminate or painted surfaces. DO3(TM) panel systems are known for ease of installation and reconfiguration.

     Panel systems sold under the Domore(TM) Series System Seven(TM) trade name are a wood based panel connected by interlocking hinges. Panels are available in a variety of fabric and laminate surfaces. Domore(TM) panel systems are known for ease of installation and reconfiguration and are sold at a value price point. Management believes that Domore(TM) panel systems compete effectively with many lower priced panel systems on the market today.

     Both the DO3(TM) and Domore(TM) panel systems offer the lastest electrical and voice/data transmission capabilities, including access to CAT5 wiring at beltline level.

     DO Group's seating products are marketed under the Domore(TM) tradename and consist of ergonomic office task, executive, intensive use and custom seating lines. Management believes that Domore(TM) is a market leader in intensive use seating, i.e. seating that is used three shifts per day, seven days per week. Domore(TM) seating includes a unique proprietary control, spring cushion seat and lumbar support as well as many other ergonomic features.

     Domore(TM) offers a complete line of Big & Tall seating for office and 24 hour use. DO Group believes that it provides the only office seating tested to 800 pounds capacity in today's market. Management believes the Big & Tall market segment will grow in the coming years.

     DO Group markets its products through independent representatives and dealers, and to targeted, select national accounts. DO Group also sells its intensive use seating through an in-house staff of trained sales and customer service personnel to selected markets.


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

     Dependence on Management. The Company is dependent on the efforts and abilities of certain of its senior management, including Gregory L. Wilson, the Company's Chairman, President, and Chief Executive Officer. Mr. Wilson is employed under a five-year employment contract expiring in May 2003. The Company maintains $2,000,000 of "key-man" life insurance on Mr. Wilson. The loss of any of the Company's key executives could have a material adverse effect on the Company and its operations and prospects, although the loss of Mr. Wilson might have a more significant adverse effect on the Company.

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

     Warranty Service Costs. The Company's tables come with a five year warranty covering materials and workmanship. The Company's warranty service costs for fiscal years ended March 31, 1996, 1997, and 1998 totaled 0.9 percent of net sales or $145,000, 1.4 percent of net sales or $267,000, and
1.5 percent of net sales or $373,000, respectively. The Company intends to continue to offer warranties covering materials and workmanship on its table and chair products and anticipates providing a warranty covering materials and workmanship for all complementary product lines developed or acquired by the Company. While the Company has implemented improved quality control measures that it expects will reduce warranty claims, it is possible that warranty servicing costs will increase in future periods. Furthermore, the Company is not in a position to anticipate the additional warranty service costs that may be incurred as a result of the Company's expansion into complementary product lines.

     New Manufacturing Process. During the fiscal year, the Company implemented what it believes will be improvements to its bonding process. The new system, which utilizes hot melt reactive adhesives, is more environmentally friendly than the previous system, which used ketone-based adhesives. The move to the new process was influenced by the Clean Air Act's Title V permitting requirements. The Clean Air Act requires companies emitting more than 10 tons of a single hazardous air pollutant each year to apply for a Title V permit. This new process virtually eliminates ketone, hence the need to apply for a yearly permit. In addition, the new system will facilitate faster throughput in the bonding process but will also require greater process control to ensure a proper bond. However, no assurances can be given regarding the long term product performance characteristics and reliability of the new system.

     Future Variations in Operating Results. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, implement changes to the Company's sales compensation program and implement a new management information system. Various factors, including timing of new product introductions and the cost of penetrating new markets and changes in product mix, may have an adverse effect on the Company's results of operations. While the Company believes that the addition of new product lines will increase the Company's long term profitability, there can be no assurance that the Company will continue to experience profitability at historical rates. No assurances can be or are made that the Company will not experience temporary fluctuations in operations. While the Company has not experienced substantial negative variations in quarterly operating results during the fiscal years ended March 31, 1997 and 1998, no assurances can be or are made that the Company will not experience such quarterly variations in the future.

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

     Forward-Looking Statements. Certain statements made in this filing, including without limitation, the sections entitled "Business Growth Strategy," and " Manufacturing and Materials" are "forward-looking statements" within the meaning of the Reform Act. In addition, when used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act. These forward-looking statements may be impacted by the matters referenced above in this "Certain Considerations" section.



ITEM 2. PROPERTIES

     The Company's corporate headquarters and manufacturing facility is located in Orem, Utah (approximately 40 miles south of Salt Lake City). This facility consists of approximately 68,000 square feet of leased manufacturing, office, research and development and storage space located on approximately three acres of leased land. The facility and related real estate is leased from a trust, of which Gregory L. Wilson's uncle is one of the trustees, under a lease agreement for a five year term expiring in the year 2000. The base monthly lease payment is $17,100. The Company pays all maintenance costs, taxes and insurance. The Company believes that by adding additional equipment and production shifts, its current facility will serve its table manufacturing needs for the term of the lease. The Company currently anticipates that it will need additional office space within the next two years and anticipates either leasing or constructing additional facilities for future expansion.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any material threatened litigation against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.


                                   PART II

ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

     The Company's Common stock is traded on the Nasdaq National Market System under the symbol MITY. The Company's Common Stock first began trading on April 29, 1994.

                                                  High            Low
                                              ------------    ------------
  Fiscal Year Ended March 31, 1997:
    First Quarter                                 $8.375         $7.500
    Second Quarter                                 9.500          7.000
    Third Quarter                                 14.125          9.125
    Fourth Quarter                                15.750         10.750

  Fiscal Year Ended March 31, 1998:
    First Quarter                                $14.875        $11.500
    Second Quarter                                19.500         13.875
    Third Quarter                                 21.250         16.500
    Fourth Quarter                                20.250         14.500


     There were approximately 140 security holders of record as of May 22, 1998. In addition, management estimates that there were approximately 1,500 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and intends to retain earnings for use in the business and for potential acquisitions in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the Company's 1998 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 7.  FINANCIAL STATEMENTS

     The information required by this Item is incorporated by reference to the Company's 1998 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None to report.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                              Index to Exhibits
Exhibit No.                      Description                         Location
------------------------------------------------------------------------------
   2.1           Contribution Agreement dated as of March 24, 1997
                 by and among Estate of Chester E. Dekko, David
                 Kebrdle, Dennis and Mary M. Kebrdle, Domenic and
                 Martha S. Federico, ChiCol Group, Inc., DO Group,
                 Inc., Sican Corp., Sican II Corp., DO Group Holding,
                 Inc. and Mity-Lite, Inc.                                (5)
   2.2           Stock Purchase Agreement dated as of March 13, 1997
                 between Mity-Lite, Inc. and Xaio, Inc.                  (5)
   2.3           Stock Purchase Agreement dated as of March 13, 1997
                 between Mity-Lite, Inc. and Ellman Equities, Inc.       (5)
   2.4           Stock Purchase Agreement dated as of March 13, 1997
                 between Mity-Lite, Inc. and Key Equity Capital
                 Corporation.                                            (5)
   2.5           Stock Purchase Agreement dated as of March 13, 1997
                 between Mity-Lite, Inc. and National City Capital
                 Corporation.                                            (5)
   2.6           Stock Purchase Agreement dated as of March 13, 1997
                 between Mity-Lite, Inc. and Cardinal Development
                 Capital Fund I.                                         (5)
   2.7           Term Loan Agreement dated as of March 24, 1997 between
                 Mity-Lite, Inc. and Sican Corp.                         (5)
   2.8 Put Agreement dated as of March 24, 1997 by and among Mity-Lite, Inc. and Dennis Kebrdle, David Kebrdle,
                 Domenic Federico, ChiCol Group, Inc., Sican II Corp.,
                 and DO Group, Inc.                                      (5)
   3.1           Amended and Restated Articles of Incorporation of the
                 Registrant                                              (1)
   3.2           Amended and Restated Bylaws of the Registrant           (1)
   3.3           First Amendment to the Amended and Restated Bylaws of
                 Registrant                                              (1)
   4.1           Form of Stock Certificate                               (1)
  10.1           Revolving Note dated March 16, 1992 and Revolving
                 Loan Agreement dated March 16, 1992 between the
                 Registrant and First Security Bank of Utah, N.A.        (1)
  10.2           Modification Agreement dated March 16, 1993 between
                 the Registrant and First Security Bank of Utah, N.A.    (1)
  10.3           Lease Agreement dated November 1, 1993 between the
                 Registrant and the Walter M. and Orpha M. Lewis
                 Family Trust                                            (1)
  10.4           Trademark License dated November 23, 1993 between
                 the Registrant and R.D. Werner Co., Inc.                (1)
  10.5           Solicitation, Offer and Award Contract between the
                 Registrant and the General Services Administration
                 Federal Supply Service dated January 27, 1992 (issued
                 March 6, 1990) and Amendments thereto dated January
                 27, 1992 (effective July 16, 1990), January 27, 1992
                 (effective December 1, 1990), January 27, 1992
                 (effective December 28, 1991) and the Revision of
                 August 24, 1992                                         (1)

                              Index to Exhibits
Exhibit No.                      Description                         Location
------------------------------------------------------------------------------

  10.6           Notice of Contract Award dated June 23, 1993 between
                 the Registrant and the Commonwealth of Virginia,
                 Department of General Services Division of Purchases
                 and Supply                                              (1)
  10.7           Agreement dated July 26, 1990 between the Registrant
                 and the State of Utah, Department of Administrative Services and Revisions thereto dated March 8, 1991,
                 June 5, 1991, and May 19, 1992 and March 10, 1993       (1)
  10.8           Agreement dated December 17, 1991 between the
                 Registrant and the Air Force Nonappropriated Fund
                 Purchasing Office                                       (1)
  10.9           Purchasing Contract effective October 1, 1993 between
                 the Registrant and The Corporation of the Presiding
                 Bishop of The Church of Jesus Christ of Latter-Day
                 Saints                                                  (1)
  10.10          Employment Agreement with attached Proprietary
                 Information Agreement dated effective as of May 21,
                 1993 between Registrant and Gregory L. Wilson           (1)
  10.11          Employment Agreement with attached Proprietary
                 Information Agreement dated effective as of May 21,
                 1993 between Registrant and Stanley L. Pool             (1)
  10.12          Employment Agreement with attached Proprietary
                 Information Agreement dated effective as of May 21,
                 1993 between Registrant and Kenneth A. Law              (1)
  10.13          Employment Agreement with attached Proprietary
                 Information Agreement dated effective as of
                 February 16, 1994 between Registrant and Brent Bonham   (1)
  10.14          Employment Agreement with attached Proprietary
                 Information Agreement dated effective as of February
                 16, 1994 between Registrant and Bradley T Nielson       (1)
  10.15          1990 Stock Option Plan, as amended and Form of Stock
                 Option Agreements                                       (1)
  10.16          Form of Indemnification Agreements between Registrant
                 and officers and directors of Registrant                (1)
  10.17          Form of Lock-up Agreements with Shareholders            (1)
  10.18          Form of Confidentiality Agreement entered into with
                 employees of the Registrant                             (1)
  10.19          Key-Man Insurance Policy between the Company and
                 Chubb Sovereign Life Insurance Company                  (1)
  10.20          Distributor Agreement between the Company and Sebel
                 Furniture Limited dated February 14, 1994               (2)
  10.21          Lease Agreement dated March 31, 1995 between the
                 Company and the Walter M. and Orpha M. Lewis Family
                 Trust                                                   (3)
  10.22          Exclusive Distributor Agreement between the Company
                 and Mobilite International Limited (aka Mity-Lite
                 (Europe) Limited)                                       (3)
  10.23          Purchasing Contract effective October 1, 1995 between
                 the Registrant and The Corporation of the Presiding
                 Bishop of The Church of Jesus Christ of Latter-Day
                 Saints                                                  (4)
  10.24          Promissory Note dated December 6, 1995 between the
                 Registrant and Zions First National Bank                (4)

                              Index to Exhibits
Exhibit No.                      Description                         Location
------------------------------------------------------------------------------
  10.25          Promissory Note dated October 27, 1995 between the
                 Registrant and First Security Bank                      (6)
  10.26          Summary Plan Description and Basic Plan Document for
                 the 1995 Mity-Lite, Inc. Employee Retirement Plan       (6)
  10.27          Promissory Note dated January 23, 1997  between the
                 Registrant and Zions First National Bank                (7)
  10.28          Modification Agreement (dated October 27, 1996) to
                 Promissory Note dated October 27, 1995 between the
                 Registrant and First Security Bank                      (7)
  10.29          Lease Agreement Amendment dated October 31, 1996
                 between the Company and the Walter M. and Orpha M.
                 Lewis Family Trust                                      (7)
  10.30 Promissory Note dated December 15, 1997 between the Registrant and Zions First National Bank
  10.31          Modification Agreement (dated October 25, 1997) to
                 Promissory Note dated October 27, 1995 between the
                 Registrant and First Security Bank
  10.32          1997 Stock Incentive Plan and Form of Agreements
  11.1           Statement Regarding Computation of Per Share Earnings
  13 1998 Annual Report to Shareholders (only contains items incorporated by reference in this Annual Report on
                 Form 10-KSB)
  23.1           Consent of Deloitte & Touche LLP
  23.2           Consent of Crowe, Chizek and Company LLP
  25.1           Power of Attorney (included on signature page)
  27.1           Financial Data Schedule - Fiscal Year Ended March 31, 1998
  27.2           Financial Data Schedule - Restated Fiscal Year Ended
                 March 31, 1997
  99             Independent Auditors' Report to the Directors of
                 Sican Corp.
---------------------------------
(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

(2) Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1994.

(3) Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1995.

(4) Incorporated by reference to the referenced exhibit number to the Company's Form 10-QSB for the quarter ended December 31, 1995.

(5) Incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.

(6) Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1996.

(7) Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1997.

      (b)   Reports on Form 8-K

            None to report.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on June 3, 1998.

                                       MITY-LITE, INC.

                                        By:  /s/ Gregory L. Wilson
                                       ---------------------------
                                       Gregory L. Wilson, President


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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                          Title                         Date

/s/ Gregory L. Wilson       Chairman of the Board, President,    June 3, 1998
-----------------------     and Director
Gregory L. Wilson           (Principal Executive Officer)

/s/ Bradley T Nielson       Chief Financial Officer and          June 3, 1998
-----------------------     Corporate Secretary
Bradley T Nielson           (Principal Financial and Accounting
                            Officer)

/s/ Ralph E. Crump          Director                             June 3, 1998
-----------------------
Ralph E. Crump

/s/ Peter Najar             Director                             June 3, 1998
-----------------------
Peter Najar

/s/ C. Lewis Wilson         Director                             June 3, 1998
-----------------------
C. Lewis Wilson