Form 10QSB
period 1998-06-30
MITY LITE INC
filed 1998-08-05
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
          ------------------------------------------------------------


                                  Form 10-QSB

(Mark One)


           [ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998


           [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1943

           For the transition period from            to


                        Commission file number 0-23898
          ------------------------------------------------------------

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

     There were 3,268,638 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 30, 1998.



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes      No x

                                MITY-LITE, INC.

                                     INDEX



Part I.  Financial Information

   Item 1.  Financial Statements (Unaudited)

      Balance Sheets as of June 30, 1998 and March 31, 1998. . . . . .   2

      Statements of Income for the three months ended
         June 30, 1998 and June 30, 1997 . . . . . . . . . . . . . . .   3

      Statements of Cash Flows for the three months ended
         June 30, 1998 and June 30, 1997 . . . . . . . . . . . . . . .   4

      Notes to Financial Statements. . . . . . . . . . . . . . . . . .   5

   Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations. . . . . . . . . . . . . . . . . . . .   7


Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .  11


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MITY-LITE, INC.
                                BALANCE SHEETS
                                  (unaudited)

                                                  June 30,         March 31,
ASSETS                                              1998             1998
                                                ------------     ------------
Current assets:
    Cash and cash equivalents. . . . . . . .     $ 9,815,000      $ 9,266,000
    Available-for-sale securities . . . . .        1,703,000        1,207,000
    Accounts receivable, less allowance of
      $270,000 at June 30, 1998 and $259,000
      at March 31, 1998. . . . . . . . . . .       3,264,000        2,586,000
    Inventories. . . . . . . . . . . . . . .         923,000          960,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .         104,000          324,000
    Deferred income taxes. . . . . . . . . .         192,000          192,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      16,001,000       14,535,000
Property and equipment, net. . . . . . . . .       1,881,000        1,912,000
Note receivable from affiliate . . . . . . .       1,000,000        1,000,000
Investment in affiliate. . . . . . . . . . .       1,223,000        1,108,000
Intangibles. . . . . . . . . . . . . . . . .           1,000            1,000
                                                ------------     ------------
Total Assets . . . . . . . . . . . . . . . .     $20,106,000      $18,556,000
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable . . . . . . . . . . . .     $ 1,149,000      $ 1,144,000
    Accrued expenses . . . . . . . . . . . .         993,000          496,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       2,142,000        1,640,000

Deferred income tax liabilities. . . . . . .         139,000           97,000

Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 3,267,851 at June 30,
      1998 and 3,260,585 at March 31, 1998 .          33,000           33,000
    Additional paid-in capital . . . . . . .       7,802,000        7,721,000
    Retained earnings. . . . . . . . . . . .       9,990,000        9,065,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      17,825,000       16,819,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $20,106,000      $18,556,000
                                                ============     ============
                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three months ended June 30,
                                                    1998             1997
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $ 7,664,000      $ 6,296,000
Cost of products sold . . . . . . . . . . . .      4,911,000        3,873,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .      2,753,000        2,423,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .        982,000          940,000
    General and administrative. . . . . . . .        304,000          250,000
    Research and development. . . . . . . . .        119,000          104,000
                                                ------------     ------------
      Total operating expenses. . . . . . . .      1,405,000        1,294,000
                                                ------------     ------------
Income from operations. . . . . . . . . . . .      1,348,000        1,129,000
Other income (expense):
    Investment income . . . . . . . . . . . .        111,000           85,000
    Equity in income of affiliate . . . . . .        140,000           33,000
    Other . . . . . . . . . . . . . . . . . .        (13,000)           --
                                                ------------     ------------
Total other income, net . . . . . . . . . . .        238,000          118,000
                                                ------------     ------------
Income before provision for income taxes. . .      1,586,000        1,247,000
Provision for income taxes. . . . . . . . . .        587,000          461,000
                                                ------------     ------------
Net income. . . . . . . . . . . . . . . . . .    $   999,000      $   786,000
                                                ============     ============

Basic earnings per share. . . . . . . . . . .    $      0.31      $      0.25
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      3,267,851        3,190,198
                                                ============     ============

Diluted earnings per share. . . . . . . . . .    $      0.29      $      0.24
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      3,414,246        3,340,175
                                                ============     ============










               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 Three months ended June 30,
                                                    1998             1997
                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . .. . . . . .    $   999,000      $   786,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation . . . . . . . . . . . . . . .       132,000          113,000
    Loss on disposition of equipment . . . . .        13,000            --
    Deferred tax expense . . . . . . . . . . .        42,000            2,000
    Equity in income of affiliate. . . . . . .      (140,000)         (33,000)
    Tax benefit from exercise of stock options        24,000          100,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . .      (678,000)        (640,000)
      Inventories. . . . . . . . . . . . . . .        37,000         (138,000)
      Prepaid expenses and other current assets      256,000           (2,000)
      Accounts payable . . . . . . . . . . . .         5,000          182,000
      Accrued expenses and other . . . . . . .       497,000          489,000
                                                ------------     ------------
Net cash provided by operating activities. . .     1,187,000          859,000
                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities. . .     (496,000)           --
Investment in and cash received from affiliate        25,000           (6,000)
Purchases of property and equipment. . . . . .      (150,000)        (202,000)
                                                ------------     ------------
Net cash used in investing activities. . . . .      (621,000)        (208,000)
                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and retirement of common stock . . .        (85,000)           --
Net proceeds from exercise of stock options .         68,000          105,000
                                                ------------     ------------
Net cash (used in) provided by financing
  activities. . . . . . . . . . . . . . . . .        (17,000)         105,000
                                                ------------     ------------
Net increase in cash and cash equivalents . .        549,000          756,000

Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . .     9,266,000        7,646,000
                                                ------------     ------------
Cash and cash equivalents at end of period . .   $ 9,815,000      $ 8,402,000
                                                ============     ============









                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1999.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 1998.


2.  INVENTORIES

     Inventories consisted of the following:

                                                  June 30,         March 31,
                                                    1998             1998
                                                ------------     ------------

               Materials and supplies . . . .    $   767,000      $   812,000
               Work-in-progress . . . . . . .         70,000           58,000
               Finished goods . . . . . . . .         85,000           90,000
                                                ------------     ------------
                                                 $   923,000      $   960,000
                                                ============     ============


3.  Recently Issued Financial Accounting Standards

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months ended June 30, 1998 and 1997, comprehensive income is the same as net income since the fair value of available-for-sale securities approximates their cost.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supercedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending March 31, 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which supersedes SFAS No. 80, "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFASs previously issued. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe this statement will have a significant impact on the Company.




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

     Net sales of the Company's table products have increased during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Management expects, but cannot assure, that this trend will continue. Gross margins and expenses associated with chairs and other new product lines are difficult to predict. The Company believes that profitability rates less than those achieved on table products will be realized on complementary products. However, no assurance can be given that these results will be realized.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     NET SALES. The Company's first quarter of fiscal 1999 net sales of $7,664,000 represented an increase of 22 percent over first quarter net sales in the prior fiscal year. The increase reflected sales growth of 24 percent in the table product lines, partially offset by an 8 percent sales decline in the chair product lines. Domestic and international chair sales represented 7.2 percent and 9.6 percent of net sales for the first quarter ended June 30, 1998 and 1997, respectively. The decrease in chair sales resulted from a growing backlog of MityTuff(TM) chair sales which the OEM supplier was unable to fill due to production problems. The supplier was unable to fill any MityTuff(TM) chair orders during the quarter. In late July 1998, the supplier represented to Mity-Lite that its production problems have been resolved and it can once again begin supplying chairs. International table and chair sales increased 124 percent over the prior year and represented 11.7 percent and 6.3 percent of net sales for the first quarter ended June 30, 1998 and 1997, respectively. The overall sales increase has resulted mainly from increased sales in the hospitality and international markets.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased over the prior year by 2.6 percentage points, to 35.9 percent for the three months ended June 30, 1998. The majority of the decrease was caused by increasing labor rates and decreasing labor efficiencies as a result of high turnover, and increased plastics costs.

     SELLING EXPENSES. Selling expenses were 12.8 percent of net sales in the first quarter of fiscal 1999 as compared to 14.9 percent for the first quarter of the prior fiscal year. The decrease in selling expenses as a percentage of net sales resulted from higher productivity from the existing sales staff coupled with lower spending on overhead personnel, adverting and literature. Actual spending increased by 4.5 percent, or $42,000, resulting from higher personnel and commission related costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first quarter of fiscal ended June 30, 1998 remained flat with the previous year at 4.0 percent of net sales. Actual spending increased by 21.6 percent, or $54,000. The increase in spending resulted from increases in personnel related expenses and the addition of total quality management and training executive level position to the administrative staff.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 1.6 percent of net sales in the first quarter of fiscal 1999 as compared to 1.7 percent for the first quarter of the prior fiscal year. Actual spending increased by 14.4 percent, or $15,000, resulting from increased personnel related expenses.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $238,000 in the first quarter of fiscal 1999. First quarter interest income was $111,000, an increase of $26,000 from the first quarter of the prior fiscal year. The increase was due to interest earned on greater average balances of cash, cash equivalents, and securities. In addition, the Company recognized income from its investment in DO Group, Inc. of $140,000 as compared to $33,000 in the prior fiscal year. These amounts represent Mity-Lite's proportionate share of the DO Group's net income. Mity-Lite also recognized a loss of $13,000 from the disposition of certain fixed assets.

     NET INCOME. For reasons stated above, the Company's first quarter of fiscal 1999 net income of $999,000 increased $213,000, or 27.1 percent over first quarter net income in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $9.82 million at June 30, 1998 as compared to $9.27 million at March 31, 1998. In addition, the Company holds available-for-sale securities totaling $1.70 million at June 30, 1998. The increase in cash and cash equivalents was due primarily to cash generated from operations ($1.19 million), net proceeds related to the exercise of stock options ($0.07 million), and interest received from affiliate ($0.03 million). This increase was partially offset by cash used to purchase highly liquid available-for-sale securities ($0.50 million), to purchase manufacturing and computer equipment, furniture, and make certain leasehold improvements ($0.15 million) and to buy back small amounts of the Company's common stock ($0.09 million).

     In recent history, the Company has financed its growth through cash from operations. In addition, the Company has revolving credit facilities with Zions First National Bank and First Security Bank of Utah, N.A. The agreements, which expire on December 1, 1998 and October 25, 1998, respectively, allow the Company to draw up to a combined $5,000,000 under the credit facilities. As of June 30, 1998, the Company had no amounts drawn under these facilities. The credit facilities require the maintenance of certain financial ratios and levels of working capital, all of which were met as of June 30, 1998.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements may significantly increase if other acquisitions are consummated. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations following any such acquisitions. Although the Company continues to explore potential acquisitions, the Company has not entered into any agreements, understandings, or commitments with respect to any potential acquisitions. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 1998, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $582,000. There is no assurance that such options will be exercised.

     The Company's material cash commitments at June 30, 1998 consisted primarily of current liabilities to be repaid from funds generated from operations. At June 30, 1998, the Company had total current liabilities of $2,142,000. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000.


INFORMATION SYSTEMS AND THE YEAR 2000

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem. The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of testing these systems and obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software and upgrades Year 2000 compliant.

     The Company will utilize internal resources to test all of its software for Year 2000 compliance and, where necessary, upgrade or replace noncompliant systems. The Company expects to complete the project in early 1999. The estimated cost of this project, including the cost of new systems which will be capitalized, is less than $50,000. This cost will be funded though operating cash flows. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Certain statements made above in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.

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

              None to report

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY-LITE, INC.


Date: August 5, 1998                    /s/ Gregory L. Wilson
                                        ------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: August 5, 1998                    /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)