Form 10QSB
period 1998-09-30
MITY LITE INC
filed 1998-11-12
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
          -----------------------------------------------------------

                                  Form 10-QSB

(Mark One)


           [ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998


           [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1943

           For the transition period from            to


                        Commission file number 0-23898
          -----------------------------------------------------------


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

          -----------------------------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   x
No

     There were 3,271,483 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 27, 1998.



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes    No   x

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                MITY-LITE, INC.
                                BALANCE SHEETS
                                  (unaudited)
                                                  Sept. 30,        March 31,
ASSETS                                              1998             1998
                                                 -----------      -----------
Current assets:
    Cash and cash equivalents. . . . . . . .     $10,719,000      $ 9,266,000
    Available-for-sale securities. . . . . .       1,398,000        1,207,000
    Accounts receivable, less allowance of
      $252,000 at Sept. 30, 1998 and $259,000
      at March 31, 1998. . . . . . . . . . .       3,042,000        2,586,000
    Inventories. . . . . . . . . . . . . . .         883,000          960,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .         109,000          324,000
    Deferred income taxes. . . . . . . . . .         192,000          192,000
                                                 -----------      -----------
Total current assets . . . . . . . . . . . .      16,343,000       14,535,000
Property and equipment, net. . . . . . . . .       1,909,000        1,912,000
Note receivable from affiliate . . . . . . .       1,025,000        1,000,000
Investment in affiliate. . . . . . . . . . .       1,347,000        1,108,000
Intangibles. . . . . . . . . . . . . . . . .          --                1,000
                                                 -----------      -----------
Total assets . . . . . . . . . . . . . . . .     $20,624,000      $18,556,000
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable . . . . . . . . . . . .     $   768,000      $ 1,144,000
    Accrued expenses . . . . . . . . . . . .         911,000          496,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . .       1,679,000        1,640,000
Deferred income tax liabilities. . . . . . .         185,000           97,000
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 3,261,350 at Sept. 30,
      1998 and 3,260,585 at March 31, 1998 .          33,000           33,000
    Additional paid-in capital . . . . . . .       7,817,000        7,721,000
    Retained earnings. . . . . . . . . . . .      10,910,000        9,065,000
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . .      18,760,000       16,819,000
                                                 -----------      -----------
Total liabilities and stockholders' equity .     $20,624,000      $18,556,000
                                                 ===========      ===========


                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three months ended Sept. 30,
                                                    1998             1997
                                                 -----------      -----------
Net sales . . . . . . . . . . . . . . . . . .    $ 7,361,000      $ 7,341,000
Cost of products sold . . . . . . . . . . . .      4,546,000        4,561,000
                                                 -----------      -----------
Gross profit. . . . . . . . . . . . . . . . .      2,815,000        2,780,000

Expenses:
    Selling . . . . . . . . . . . . . . . . .        995,000        1,025,000
    General and administrative. . . . . . . .        281,000          245,000
    Research and development. . . . . . . . .        115,000          122,000
                                                 -----------      -----------
Total expenses. . . . . . . . . . . . . . . .      1,391,000        1,392,000
                                                 -----------      -----------
Income from operations. . . . . . . . . . . .      1,424,000        1,388,000

Other income (expense):
    Interest income . . . . . . . . . . . . .        117,000           85,000
    Equity in income of affiliate . . . . . .        150,000           89,000
    Other . . . . . . . . . . . . . . . . . .         (7,000)            --
                                                 -----------      -----------
Total other income. . . . . . . . . . . . . .        260,000          174,000
                                                 -----------      -----------
Income before provision for income taxes. . .      1,684,000        1,562,000
Provision for income taxes. . . . . . . . . .        623,000          578,000
                                                 -----------      -----------
Net income. . . . . . . . . . . . . . . . . .    $ 1,061,000      $   984,000
                                                 ===========      ===========


Basic earnings per share. . . . . . . . . . .    $      0.33      $      0.31
                                                 ===========      ===========
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      3,261,350        3,219,591
                                                 ===========      ===========


Diluted earnings per share. . . . . . . . . .    $      0.31      $      0.29
                                                 ===========      ===========
Weighted average common and common
    equivalent shares - diluted . . . . . . .      3,385,799        3,384,890
                                                 ===========      ===========




               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                  Six months ended Sept. 30,
                                                    1998             1997
                                                 -----------      -----------
Net sales . . . . . . . . . . . . . . . . . .    $15,025,000      $13,637,000
Cost of products sold . . . . . . . . . . . .      9,457,000        8,434,000
                                                 -----------      -----------
Gross profit. . . . . . . . . . . . . . . . .      5,568,000        5,203,000

Expenses:
    Selling . . . . . . . . . . . . . . . . .      1,977,000        1,965,000
    General and administrative. . . . . . . .        585,000          495,000
    Research and development. . . . . . . . .        234,000          226,000
                                                 -----------      -----------
Total expenses. . . . . . . . . . . . . . . .      2,796,000        2,686,000
                                                 -----------      -----------
Income from operations. . . . . . . . . . . .      2,772,000        2,517,000

Other income (expense):
    Interest income . . . . . . . . . . . . .        228,000          170,000
    Equity in income of affiliate . . . . . .        290,000          122,000
    Other . . . . . . . . . . . . . . . . . .        (20,000)            --
                                                 -----------      -----------
Total other income. . . . . . . . . . . . . .        498,000          292,000
                                                 -----------      -----------
Income before provision for income taxes. . .      3,270,000        2,809,000
Provision for income taxes. . . . . . . . . .      1,210,000        1,039,000
                                                 -----------      -----------
Net income. . . . . . . . . . . . . . . . . .    $ 2,060,000      $ 1,770,000
                                                 ===========      ===========

Basic earnings per share. . . . . . . . . . .    $      0.63      $      0.55
                                                 ===========      ===========
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      3,264,601        3,204,895
                                                 ===========      ===========

Diluted earnings per share. . . . . . . . . .    $      0.61      $      0.53
                                                 ===========      ===========
Weighted average common and common
    equivalent shares - diluted . . . . . . .      3,400,024        3,362,534
                                                 ===========      ===========







               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                  Six months ended Sept. 30,
                                                    1998             1997
                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . .. . . . . .    $ 2,060,000      $ 1,770,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation . . . . . . . . . . . . . . .       272,000          231,000
    Loss on disposal of equipment. . . . . . .        20,000            1,000
    Deferred tax expense . . . . . . . . . . .        88,000           26,000
    Equity in income of affiliate. . . . . . .      (290,000)        (122,000)
    Tax benefit from exercise of stock options        43,000          254,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . .      (456,000)      (1,281,000)
      Inventories. . . . . . . . . . . . . . .        77,000         (171,000)
      Prepaid expenses and other current assets      251,000         (166,000)
      Accounts payable . . . . . . . . . . . .      (376,000)         197,000
      Accrued expenses and other . . . . . . .       415,000          269,000
                                                 -----------      -----------
Net cash provided by operating activities. . .     2,104,000        1,008,000
                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . .      (501,000)           --
Sales of available-for-sale securities . . . .       310,000            --
Proceeds from sales of property & equipment. .        10,000            --
Investment in and cash received from affiliate        51,000           44,000
Purchases of property and equipment. . . . . .      (335,000)        (425,000)
                                                 -----------      -----------
Net cash used in investing activities. . . . .      (465,000)        (381,000)
                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and retirement of common stock . . . .     (250,000)        (104,000)
Increase in note receivable from affiliate. . .      (25,000)           --
Issuance of common stock from stock options . .       89,000          249,000
                                                 -----------      -----------
Net cash provided by (used in) financing
  activities. . . . . . . . . . . . . . . . . .     (186,000)         145,000
                                                 -----------      -----------
Net increase in cash and cash equivalents . .      1,453,000          772,000

Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . .     9,266,000        7,646,000
                                                 -----------      -----------

Cash and cash equivalents at end of period . .   $10,719,000      $ 8,418,000
                                                 ===========      ===========




                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

INTERIM PERIOD ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and six months ended September 30, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1999.

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


2.  Inventories

     Inventories consisted of the following:

                                                  Sept. 30,        March 31,
                                                    1998             1998
                                                 -----------      -----------
               Materials and supplies . . . .    $   750,000      $   812,000
               Work-in-progress . . . . . . .         47,000           58,000
               Finished goods . . . . . . . .         86,000           90,000
                                                 -----------      -----------
                                                 $   883,000      $   960,000
                                                 ===========      ===========

3.  Recently Issued Financial Accounting Standards

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months and six months ended September 30, 1998 and 1997, comprehensive income is the same as net income since the fair value of available-for-sale securities approximates their cost.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending March 31, 1999.

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

Item 2.

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

GENERAL

     The Company designs, manufactures and markets lightweight, durable, folding leg tables, stacking chairs, and other related products used in multi-purpose rooms of educational, recreational, hotel and hospitality, government, office, health care, religious and other public assembly facilities. Historically, the Company's growth has come from an expanding base of new customers and from increasing sales to existing customers. The Company's current and future growth is largely dependent upon its ability to continue increasing table sales to new and existing customers and its ability to successfully introduce and market new product lines of multi-purpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating. The Company anticipates that over the next 12 months, its primary business strategy and emphasis will be on acquiring and introducing chair products while continuing to expand its share of the folding leg table market. The Company continues to actively pursue acquisitions of product lines or companies that will be complementary to the Company's business.

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

     Net sales of the Company's table products have increased during the six months ended September 30, 1998 as compared to the six months ended September 30, 1997. Management expects, but cannot assure, that this trend will continue. Gross margins and expenses associated with chairs and other new product lines are difficult to predict. The Company believes that profitability rates less than those achieved on table products will be realized on complementary products. However, no assurance can be given that these results will be realized.


Comparison of the Three Months and Six Months Ended September 30, 1998 and
1997

     NET SALES. The Company's second quarter of fiscal 1999 net sales of $7,361,000 were up 0.3 percent as compared with the second quarter net sales
in the prior fiscal year.   Domestic and international chair sales represented
12.5 percent and 9.2 percent of net sales for the second quarter ended September 30, 1998 and 1997, respectively, while international table and chair sales represented 7.7 percent and 8.4 percent of net sales for the same respective time periods. Historical growth rates have slowed mainly due to softening sales growth in the hospitality and education market segments.

     For the six month period ended September 30, 1998, the Company's net sales of $15,025,000 represented an increase of 10 percent over the same period in the prior fiscal year. The increase reflected sales growth of 9 percent in the table product lines and 15 percent in the chair product lines. Domestic and international chair sales represented 9.8 percent and 9.4 percent of net sales for the six month period ended September 30, 1998 and 1997, respectively, while international table and chair sales represented 9.7 percent and 7.4 percent of net sales for the same respective time periods.
The overall sales increase has resulted mainly from increased sales in the hospitality, church, and government market segments.

     GROSS PROFIT. Gross profit as a percentage of net sales increased slightly over the prior year by 0.3 percentage points, to 38.2 percent for the three months ended September 30, 1998. The majority of the increase was the result of a higher average sales price on table and chair products, lower material costs, and increasing labor productivity partially offset by higher freight costs and increasing chair sales which, when compared to table products, have lower gross profit margins.

    Gross profit as a percentage of net sales decreased over the prior year by
1.1 percentage points, to 37.1 percent for the six months ended September 30, 1998. The majority of the decrease was caused by increasing material costs related to the implementation of a new bonding process, increasing labor rates, and increasing chair sales which have lower gross profit margins.
These increasing costs have been partially offset by increases in the average unit sales revenue for table and chair products.

     SELLING EXPENSES. Selling expenses were 13.5 percent of net sales in the second quarter of fiscal 1999 as compared to 14.0 percent for the second quarter of the prior fiscal year. Actual spending decreased by 2.9 percent, or $30,000, resulting from lower advertising and promotional expenses partially offset by increased market research activities.

     Selling expenses were 13.2 percent of net sales in the six months ended September 30, 1998 as compared to 14.4 percent for the same period in the prior fiscal year. The decrease in selling expenses as a percentage of net sales resulted from overhead leverage from the increase in sales. Actual spending increased by 0.6 percent, or $12,000, resulting from higher personnel and commission related costs and increased market research activities partially offset by lower advertising and promotional expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 3.8 percent of net sales in the second quarter of fiscal 1999 as compared to 3.3 percent for the second quarter of the prior fiscal year. Actual spending increased by 14.7 percent, or $36,000, resulting from additional personnel related expenses, the addition of the total quality management and training position to the administrative staff, and increased investor relations spending.

     General and administrative expenses were 3.9 percent of net sales in the six months ended September 30, 1998, as compared to 3.6 percent for the same period in the prior fiscal year. Actual spending increased by 18.2 percent, or $90,000, resulting from reasons stated above.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 1.6 percent of net sales in the second quarter of fiscal 1999 as compared to 1.7 percent for the second quarter of the prior fiscal year. Actual spending decreased by 5.7 percent, or $7,000.

     Research and development expenses were 1.6 percent of net sales in the six months ended September 30, 1998, as compared to 1.7 percent for the same period in the prior fiscal year. Research and development expenses as a percentage of net sales decreased slightly as a result of overhead leverage from the increased sales base. Actual spending increased by 3.5 percent, or $8,000, resulting from increased personnel related expenses. Management expects to increase its research and development expenses over current levels by $30,000 to $70,000 per quarter for the remaining two quarters in the Company's fiscal year.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $260,000 in the second quarter of fiscal 1999. Second quarter interest income was $117,000, an increase of $32,000 from the second quarter of the prior fiscal year. The increase was due to interest earned on the Company's increasing cash and investment balances. The Company also recognized income of $150,000 from its investment in DO Group, Inc. The Company bought a 49.9 percent interest in the DO Group on March 31, 1997. The $150,000, an increase of $61,000 over the prior year, represents Mity-Lite's proportionate share of DO Group's net income for the three months ended September 30, 1998. In addition, the Company recognized a loss of $7,000 on the disposal of certain fixed assets.

     Other income and expense netted to $498,000 in the six months ended September 30, 1998. Six month interest income was $228,000, an increase of $58,000 from the same period in the prior fiscal year. The increase was due to interest earned on the Company's increasing cash and investment balances. The Company also recognized income of $290,000 from its investment in DO Group, Inc. The $290,000, an increase of $168,000 over the same period last year, represents Mity-Lite's proportionate share of DO Group's net income for the six months ended September 30, 1998. In addition, the Company recognized a loss of $20,000 on the disposal of certain fixed assets.

     NET INCOME. For reasons stated above, the Company's second quarter of fiscal 1999 net income of $1,061,000 increased $77,000, or 7.8 percent over second quarter net income in the prior fiscal year. The Company's net income of $2,060,000 for the six month period ended September 30, 1998 increased $290,000, or 16.4 percent over same period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $10.72 million at September 30, 1998 as compared to $9.27 million at March 31, 1998. In addition, the Company holds available-for-sale securities totaling $1.40 million at September 30, 1998 as compared to $1.21 million at March 31, 1998. The increase in cash and cash equivalents was due primarily to cash generated from operations ($2.10 million), net proceeds related to the exercise of stock options ($0.09 million), and interest received from affiliate ($0.05 million). This increase was partially offset by net cash used to purchase highly liquid available-for-sale securities ($0.19 million), to purchase manufacturing and computer equipment, furniture, and make certain leasehold improvements ($0.34 million) and to buy back small amounts of the Company's common stock ($0.25 million).

     In recent history, the Company has financed its growth through cash from operations. In addition, the Company has revolving credit facilities with Zions First National Bank and First Security Bank of Utah, N.A. The agreements, which expire on December 1, 1998 and October 25, 1998, respectively, allow the Company to draw up to a combined $5,000,000 under the credit facilities. As of September 30, 1998, the Company had no amounts drawn under these facilities. The credit facilities require the maintenance of certain financial ratios and levels of working capital, all of which were met as of September 30, 1998. The Company expects to renew these credit facilities prior to their respective expiration dates.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company is actively pursuing acquisitions of product lines or companies with complementary product lines and is currently considering the acquisition of another company. The Company's working capital requirements may significantly increase following consummation of an acquisition. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's future operations following such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 1998, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $629,000. There is no assurance that such options will be exercised.

     The Company's material cash commitments at September 30, 1998 consisted primarily of current liabilities to be repaid from funds generated from operations. At September 30, 1998, the Company had total current liabilities of $1.68 million as compared to $1.64 million at March 31, 1998. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000. In addition, in October 1998 the Company was authorized by the board of directors to repurchase up to 100,000 shares of Mity-Lite common stock.


INFORMATION SYSTEMS AND THE YEAR 2000

     The year 2000 problem is the result of computer programs being written using two digits rather than four digits to define an applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, but not limited to, a temporary inability to process transactions, send invoices, track supplies and status of manufacturing activities, or engage in similar business activities.

     The Company is in the process of addressing the impact of the Year 2000 problem on its operations. The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of testing these systems and obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software and upgrades Year 2000 compliant.

     The Company will utilize internal resources to test all of its software for Year 2000 compliance and, where necessary, upgrade or replace noncompliant systems. The Company expects to complete the project in early 1999. The estimated cost of this project, including the cost of new systems which will be capitalized, is less than $50,000. To date, $20,000 of this amount has been expensed, and $5,000 has been capitalized. This cost will be funded though operating cash flows. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. In the event of such failure, the Company may lose certain customers, vendors and suppliers, and such third parties may not be able to perform their obligations to the Company in a timely and efficient manner. The Company may also suffer a decrease in manufacturing efficiency and manufacturing and inventory control efficiency. The Company is currently assessing and evaluating back-up plans in the event the Year 2000 problem does materially affect the Company's operations.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain technical resources, the success of customers and vendors in addressing the Year 2000 problem, third party modification plans and other factors. Certain statements made under the caption "Information System and the Year 2000" are "forward-looking statements" as defined in the next paragraph below. Such forward-looking statements relate to: (i) the Company's ability to timely and adequately test its systems affected by the Year 2000 problem, and (ii) the Company's ability to remedy the material Year 2000 problems in the early part of 1999 and in a manner that will not materially affect the Company's financial condition or results of operations. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in resolving the Year 2000 problem, the ability to locate and correct all relevant computer codes, the success of customers and vendors in addressing the Year 2000 problem, and similar uncertainties.

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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) the Company's expectation that it will be able to continue to increase net sales of table products and expand its share of the market for lightweight, durable, folding leg tables, (ii) the Company's anticipation that it will be able to attract new customers, (iii) the Company's intentions to expand into new markets,(iv) the Company's expectation that it will be able to consummate acquisitions, (v) the Company's ability to locate and consummate acquisitions of product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations following consummation thereof,
(vi) the Company's expectations that it will be able to successfully address any issues relating to the Year 2000 problem, including (a) the Company's ability to timely and adequately test its systems affected by the Year 2000 problem, and (b) the Company's ability to remedy the material Year 2000 problems in the early part of 1999 and remedy such problems in a manner that will not materially affect the Company's financial condition or results of operations, (vii) the Company's intention to expand and introduce new product lines to existing customers, and (viii) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic or business conditions or the Company's inability, for any reason, to introduce new products or implement its marketing strategies, (b) management's ability to manage effectively the Company's growth, (c) the Company's ability to expand successfully into new markets, (d) import restrictions and economic conditions in the Company's foreign markets,
(e) increased competition in the Company's existing and future markets, (f) increased expenditures required to address the Year 2000 issue and a material adverse impact on the Company's material suppliers, customers or manufacturing partners resulting from the Year 2000 problem, (g) the market's acceptance of additional products such as multi-purpose room furniture, (h) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (i) the Company's ability to source acceptable raw materials at current prices, (j) increased product warranty service costs if warranty claims increase as a result of the Company's new manufacturing bonding process or for any other reason, (k) the Company's ability to refine and enhance the quality and productivity of its manufacturing process, (l) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, and (m) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations.

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

                        PART II:  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of  Security Holders

     An Annual Meeting of the shareholders of Mity-Lite, Inc. was held on August 20, 1998. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar and C. Lewis Wilson were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                            Shares          Shares      Shares
                        Voted in Favor     Withheld    Not Voted
                        --------------     --------    ---------
     Gregory L. Wilson    3,034,955         16,076      208,903
     Ralph E. Crump       3,035,055         15,976      208,903
     Peter Najar          3,034,855         16,176      208,903
     C. Lewis Wilson      3,035,055         15,976      208,903

     In addition, the shareholders approved an amendment to the Company's 1997 Stock Incentive Plan increasing the number of shares reserved for issuance upon exercise of stock options granted thereunder to 500,000. The 1997 Stock Incentive Plan provides for the grant to directors, officers, consultants and employees of the Company and its affiliates of incentive stock options ("ISO's"), non-qualified stock options ("NQSO's"), awards of Company stock ("Awards"), and direct purchases of Company stock ("Purchases"). 2,853,415 shares were voted in favor of adopting the plan, 175,971 shares were voted against adopting the plan, 21,645 shares abstained, and 208,903 shares were not voted.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              11    Computation of Net Income per Share
              27    Financial Data Schedule

         (b)  None

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY-LITE, INC.


Date: November 11, 1998                 /s/ Gregory L. Wilson
                                        -------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: November 11, 1998                 /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)