Form 10QSB
period 1998-12-31
MITY LITE INC
filed 1999-02-08
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
          ----------------------------------------------------------


                                  Form 10-QSB

(Mark One)


           [ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1998


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

     There were 3,227,015 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 27, 1999.



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one:) Yes     No  x

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                MITY-LITE, INC.
                                BALANCE SHEETS
                                  (unaudited)
                                                   Dec. 31,         March 31,
ASSETS                                               1998             1998
                                                  ----------       ----------
Current assets:
    Cash and cash equivalents. . . . . . . .     $ 8,517,000      $ 9,266,000
    Available-for-sale securities. . . . . .       2,234,000        1,207,000
    Accounts receivable, less allowance of
      $352,000 at Dec. 31, 1998 and $259,000
      at March 31, 1998. . . . . . . . . . .       3,529,000        2,586,000
    Inventories. . . . . . . . . . . . . . .       1,341,000          960,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .         205,000          324,000
    Deferred income taxes. . . . . . . . . .         192,000          192,000
                                                  ----------       ----------
Total current assets . . . . . . . . . . . .      16,018,000       14,535,000
Property and equipment, net. . . . . . . . .       2,129,000        1,912,000
Note receivable from affiliate . . . . . . .       1,052,000        1,000,000
Investment in affiliate. . . . . . . . . . .       1,415,000        1,108,000
Intangibles. . . . . . . . . . . . . . . . .       1,208,000            1,000
                                                  ----------       ----------
Total assets . . . . . . . . . . . . . . . .     $21,822,000      $18,556,000
                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank line of credit. . . . . . . . . . .     $    73,000             --
    Accounts payable . . . . . . . . . . . .         910,000      $ 1,144,000
    Accrued expenses . . . . . . . . . . . .       1,255,000          496,000
    Current portion - long term debt . . . .          44,000             --
                                                  ----------       ----------
Total current liabilities. . . . . . . . . .       2,282,000        1,640,000

Deferred income tax liabilities. . . . . . .         317,000           97,000
Long term debt . . . . . . . . . . . . . . .         107,000             --

Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 3,229,979 at Dec. 31,
      1998 and 3,260,585 at March 31, 1998 .          32,000           33,000
    Additional paid-in capital . . . . . . .       7,814,000        7,721,000
    Retained earnings. . . . . . . . . . . .      11,254,000        9,065,000
    Accumulated comprehensive income . . . .          16,000             --
                                                  ----------       ----------
  Total stockholders' equity . . . . . . . .      19,116,000       16,819,000
                                                  ----------       ----------
Total liabilities and stockholders' equity .     $21,822,000      $18,556,000
                                                  ==========       ==========

                See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three months ended Dec. 31,
                                                     1998             1997
                                                  ----------       ----------

Net sales . . . . . . . . . . . . . . . . . .    $ 6,812,000      $ 5,667,000
Cost of products sold . . . . . . . . . . . .      4,079,000        3,664,000
                                                  ----------       ----------
Gross profit. . . . . . . . . . . . . . . . .      2,733,000        2,003,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      1,065,000          885,000
    General and administrative. . . . . . . .        316,000          170,000
    Research and development. . . . . . . . .        145,000          130,000
                                                  ----------       ----------
Total expenses. . . . . . . . . . . . . . . .      1,526,000        1,185,000
                                                  ----------       ----------
Income from operations. . . . . . . . . . . .      1,207,000          818,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .         (3,000)            --
    Interest income . . . . . . . . . . . . .        108,000          104,000
    Equity in income of affiliate . . . . . .         96,000          109,000
    Amortization of intangibles . . . . . . .        (13,000)            --
    Other . . . . . . . . . . . . . . . . . .        (15,000)          (8,000)
                                                  ----------       ----------
Total other income. . . . . . . . . . . . . .        173,000          205,000
                                                  ----------       ----------
Income before provision for income taxes. . .      1,380,000        1,023,000
Provision for income taxes. . . . . . . . . .        544,000          379,000
                                                  ----------       ----------
Net income. . . . . . . . . . . . . . . . . .    $   836,000      $   644,000
                                                  ==========       ==========

Basic earnings per share. . . . . . . . . . .    $      0.26      $      0.20
                                                  ==========       ==========
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      3,229,979        3,241,025
                                                  ==========       ==========


Diluted earnings per share. . . . . . . . . .    $      0.25      $      0.19
                                                  ==========       ==========
Weighted average common and common
    equivalent shares - diluted . . . . . . .      3,322,512        3,417,439
                                                  ==========       ==========

               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                              STATEMENTS OF INCOME
                                  (unaudited)

                                                  Nine months ended Dec. 31,

                                                    1998             1997
                                                  ----------       ----------
Net sales . . . . . . . . . . . . . . . . . .    $21,837,000      $19,304,000
Cost of products sold . . . . . . . . . . . .     13,536,000       12,098,000
                                                  ----------       ----------
Gross profit. . . . . . . . . . . . . . . . .      8,301,000        7,206,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      3,042,000        2,850,000
    General and administrative. . . . . . . .        901,000          665,000
    Research and development. . . . . . . . .        379,000          356,000
                                                  ----------       ----------
Total expenses. . . . . . . . . . . . . . . .      4,322,000        3,871,000
                                                  ----------       ----------
Income from operations. . . . . . . . . . . .      3,979,000        3,335,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .         (3,000)            --
    Interest income . . . . . . . . . . . . .        336,000          274,000
    Equity in income of affiliate . . . . . .        386,000          231,000
    Amortization of intangibles . . . . . . .        (13,000)            --
    Other . . . . . . . . . . . . . . . . . .        (35,000)          (8,000)
                                                  ----------       ----------
Total other income. . . . . . . . . . . . . .        671,000          497,000
                                                  ----------       ----------
Income before provision for income taxes. . .      4,650,000        3,832,000
Provision for income taxes. . . . . . . . . .      1,754,000        1,418,000
                                                  ----------       ----------
Net income. . . . . . . . . . . . . . . . . .    $ 2,896,000      $ 2,414,000
                                                  ==========       ==========

Basic earnings per share. . . . . . . . . . .    $      0.89      $      0.75
                                                  ==========       ==========
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      3,253,060        3,216,937
                                                  ==========       ==========


Diluted earnings per share. . . . . . . . . .    $      0.86      $      0.71
                                                  ==========       ==========
Weighted average common and common
    equivalent shares - diluted . . . . . . .      3,373,690        3,380,834
                                                  ==========       ==========

               See accompanying notes to financial statements.

                                MITY-LITE, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  Nine months ended Dec. 31,
                                                    1998             1997
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . .. . . . . .    $ 2,896,000      $ 2,414,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . .       440,000          355,000
    Loss on disposal of equipment. . . . . . .        31,000            8,000
    Deferred tax expense . . . . . . . . . . .       114,000           57,000
    Equity in income of affiliate. . . . . . .      (385,000)        (231,000)
    Tax benefit from exercise of stock options        77,000          360,000
    Changes in assets and liabilities (net of
     effects from purchase of Broda):
      Accounts receivable. . . . . . . . . . .      (267,000)        (184,000)
      Inventories. . . . . . . . . . . . . . .       340,000         (274,000)
      Prepaid expenses and other current assets      237,000         (330,000)
      Accounts payable . . . . . . . . . . . .      (392,000)          82,000
      Accrued expenses and other . . . . . . .       465,000          294,000
                                                  ----------       ----------
Net cash provided by operating activities. . .     3,556,000        2,551,000
                                                  ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . .    (1,341,000)           --
Sales of available-for-sale securities . . . .       314,000            --
Proceeds from sales of property & equipment. .        25,000            --
Investment in and cash received from affiliate        78,000           69,000
Purchase of Broda Enterprises, (net of cash
 acquired) . . . . . . . . . . . . . . . . . .    (2,083,000)           --
Purchases of property and equipment. . . . . .      (445,000)        (571,000)
                                                  ----------       ----------
Net cash used in investing activities. . . . .    (3,452,000)        (502,000)
                                                  ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and retirement of common stock. . . .      (833,000)        (104,000)
Increase in note receivable from affiliate . .       (51,000)           --
Decrease in bank operating loan. . . . . . . .      (105,000)           --
Decrease in long term debt . . . . . . . . . .        (7,000)           --
Issuance of common stock from stock options. .       142,000          343,000
                                                  ----------       ----------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . .      (854,000)         239,000
                                                  ----------       ----------
Effect of exchange rate changes on cash. . . .         1,000            --
                                                  ----------       ----------
Net increase in cash and cash equivalents. . .      (749,000)       2,288,000

Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . .     9,266,000        7,646,000
                                                  ----------       ----------
Cash and cash equivalents at end of period .  .  $ 8,517,000      $ 9,934,000
                                                  ==========       ==========
                   See accompanying notes to financial statements.

Supplemental schedule of nancash investing and financing activities:

In November of 1998, the Company purchased all of the capital stock of Broda for $2,099,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired. . . . . . . . . . . $1,830,000
Cost in excess of fair value of assets . . . . . .  1,162,000
Cash paid for the capital stock. . . . . . . . . . (2,099,000)
                                                    ---------
   Liabilities assumed . . . . . . . . . . . . . . $  893,000
                                                    =========

              See accompanying notes to financial statements.

                                MITY-LITE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

INTERIM PERIOD ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and nine months ended December 31, 1998 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 1999.

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


2.  Inventories

     Inventories consisted of the following:

                                                   Dec. 31,         March 31,
                                                      1998             1998
                                                  ----------       ----------
               Materials and supplies . . . .    $   867,000      $   812,000
               Work-in-progress . . . . . . .        160,000           58,000
               Finished goods . . . . . . . .        314,000           90,000
                                                  ----------       ----------

                                                 $ 1,341,000      $   960,000
                                                  ==========       ==========

The increase in inventory is due mainly to inventory resulting from the acquisition of Broda Enterprises (see Note 4. Recent Acquisition).

3.  Recently Issued Financial Accounting Standards

     Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the three months and nine months ended December 31, 1998, comprehensive income exceeded net income by $16,000 related to a gain on the foreign currency translation adjustment. For the three months and nine months ended December 31, 1997, comprehensive income is the same as net income.

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

4.  Recent Acquisition

     Effective November 1, 1998, the Company acquired 100 percent of the outstanding stock of Broda Enterprises Inc., a privately-owned designer, manufacturer and marketer of geriatric health care seating and seating accessories, based in Waterloo, Ontario, Canada. The transaction was treated for accounting purposes as a purchase and accordingly, the Company has included operations of Broda in the financial statements from November 1.

     In conjunction with this acquisition, the Company paid $2,099,000 in cash with $130,000 being held in escrow for one year to offset the effect of any breaches of representations, warranties or covenants made by the sellers. The acquisition resulted in goodwill of $1,162,000 which is being amortized over a twenty year period. Up to an additional $400,000 of purchase price is contingently payable based on Broda obtaining certain sales and earnings growth targets over the next twelve months. If achieved, goodwill will be increased by the amount paid out.

     The unaudited pro forma results of operations of the Company for the three months and nine months ended December 31, 1998 and 1997 (assuming the acquisition of Broda had occurred as of April 1, 1997) are as follows:

                                                 Three months ended Dec. 31,
                                                    1998             1997
                                                  ----------       ----------
Net sales . . . . . . . . . . . . . . . . . .    $ 7,089,000      $ 6,320,000
Net income. . . . . . . . . . . . . . . . . .        897,000          656,000
Basic earnings per share. . . . . . . . . . .           0.28             0.20
Diluted earnings per share. . . . . . . . . .           0.27             0.19


                                                 Nine months ended Dec. 31,
                                                    1998             1997
                                                  ----------       ----------
Net sales . . . . . . . . . . . . . . . . . .    $23,640,000      $21,017,000
Net income. . . . . . . . . . . . . . . . . .      2,911,000        2,220,000
Basic earnings per share. . . . . . . . . . .           0.89             0.69
Diluted earnings per share. . . . . . . . . .           0.86             0.66


     The preliminary allocation of the purchase price resulted in approximately $1.2 million of goodwill. The actual amount of goodwill recorded will vary based upon the final purchase price allocation resulting from preacquisition contingencies related principally to outstanding litigation and other post-closing purchase price adjustments which may result from any breaches of the sellers' representations, warranties or covenants.

Item 2.
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

GENERAL

     The Company designs and manufactures institutional furniture and markets these products in niche markets. The Company's operations consist of multi-purpose room furniture, geriatric seating and, through an affiliate, specialty office seating and office systems. In addition, the Company continues to actively pursue acquisitions of product lines or companies that will be complementary to the Company's businesses.

     The Company's multi-purpose room furniture is marketed under the Mity-Lite trade name and consists of lightweight, durable, folding leg tables, stacking chairs, and other related products. These products are used in multi-purpose rooms of educational, recreational, hotel and hospitality, government, office, health care, religious and other public assembly facilities. The stacking chairs are marketed under the MityTuff(TM), MityStack(TM), MityFlex(TM), MityDeluxe(TM) and MityHost(TM) trade names.
Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with the chair manufacturers while others are manufactured and/or assembled in the Company's Orem, Utah facility. Historically, Mity-Lite's growth has come from an expanding base of new customers and from increasing sales to existing customers in this segment of the business. The multi-purpose room operation's current and future growth is largely dependent upon its ability to continue increasing table sales to new and existing customers and its ability to successfully introduce and market new product lines of multi-purpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating.

     Net sales of the Mity-Lite's table products have increased during the nine months ended December 31, 1998 as compared to the nine months ended December 31, 1997. Management expects, but cannot assure, that this trend will continue. The multi-purpose room furniture operations' management anticipates that over the next 12 months, its primary business strategy and emphasis will be on developing and introducing new table and chair products while continuing to expand its share of the folding leg table market.

     The Company's geriatric seating operations were acquired in November 1998. The Company acquired all of the outstanding capital stock of Broda Enterprises Inc. for $2.5 million. The purchase price includes a contingent amount of up to $0.4 million if certain net sales and earnings before interest, tax, depreciation and amortization (EBITDA) targets are met for the year ending December 31, 1999. Broda's products are marketed under the Broda trade name and its operations are based in Waterloo, Ontario, Canada.

     The Company also owns a 49.9 percent interest in DO Group, Inc., a privately-held manufacturer of specialty office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore, Corel, JG, and DO3 trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. In May 2000, the majority owners of DO Group have the right to convert their 50.1 percent interest in DO Group into 115,000 shares of Mity-Lite common stock. If this option is exercised, DO Group will become a wholly-owned subsidiary of Mity-Lite.

Comparison of the Three Months and Nine Months Ended December 31, 1998 and
1997
     NET SALES. The Company's third quarter fiscal 1999 net sales of $6,812,000 were up 20.2 percent as compared with the third quarter net sales
in the prior fiscal year.   Multi-purpose room domestic and international
chair sales represented 8.4 percent and 7.5 percent of net sales for the third quarter ended December 31, 1998 and 1997, respectively, while international table and chair sales represented 6.9 percent and 5.9 percent of net sales for the same respective time periods. Geriatric chair and accessories sales, related to the Broda acquisition, represented 7.8 percent of net sales for the third quarter ending December 31, 1998. The overall sales increase has resulted from increased sales in the hospitality and recreation markets as well as sales from the recent Broda acquisition.

     For the nine month period ended December 31, 1998, the Company's net sales of $21,837,000 represented an increase of 13.1 percent over the same period in the prior fiscal year. The increase reflected sales growth of 9 percent in the table product lines and 20 percent in the multi-purpose room chair product lines. Multi-purpose room domestic and international chair sales represented 9.4 percent and 8.8 percent of net sales for the nine month period ended December 31, 1998 and 1997, respectively, while international table and chair sales represented 8.9 percent and 7.0 percent of net sales for the same respective time periods. Geriatric chair sales represented 2.4 percent of net sales for the nine months ended December 31, 1998. Geriatric chair sales resulting from the Broda acquisition were included in the Company's sales for the last two months of the period. The overall sales increase has resulted mainly from increased sales in the government, recreation and hospitality market segments, as well as increased international sales.

     GROSS PROFIT. Gross profit as a percentage of net sales increased over the prior year by 4.8 percentage points, to 40.1 percent for the three months ended December 31, 1998. The majority of the increase was the result of a higher average sales price on table and chair products and lower material costs partially offset by increasing multi-purpose room chair sales which, when compared to table products, have lower gross profit margins. Geriatric chair sales also had a lower gross profit due to partially writing off the inventory purchase adjustment resulting from the Broda acquisition.

    Gross profit as a percentage of net sales increased over the prior year by
0.7 percentage points, to 38.0 percent for the nine months ended December 31, 1998. The majority of the increase was caused by increases in the average unit sales revenue from table and chair products and lower material costs. These decreasing costs have partially been offset by increasing chair sales which have lower gross profit margins.

     SELLING EXPENSES. Selling expenses were 15.6 percent of net sales in the third quarter of fiscal 1999 as compared to 15.6 percent for the third quarter of the prior fiscal year. Actual expenses increased by $180,000 or 20.3 percent. The increase was due to increased costs for commissions and salaries resulting from the higher sales volume.

     Selling expenses were 13.9 percent of net sales for the nine months ended December 31, 1998 as compared to 14.8 percent for the same period in the prior fiscal year. The decrease in selling expenses as a percentage of net sales resulted from overhead leverage from the increase in sales as well as tighter controls on literature, advertising and office supplies costs. Actual selling expenses increased by $192,000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4.6 percent of net sales for the third quarter of fiscal 1999 as compared to 3.0 percent for the third quarter of the prior fiscal year. Actual spending increased by 85.9 percent, or $146,000, resulting from additional personnel related expenses, the addition of the total quality management and training position to the administrative staff, increased investor relations spending and increased general and administrative costs associated with Broda.

     General and administrative expenses were 4.1 percent of net sales in the nine months ended December 31, 1998, as compared to 3.4 percent for the same period in the prior fiscal year. Actual spending increased by 35.5 percent, or $236,000, resulting from reasons stated above.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2.1 percent of net sales for the third quarter of fiscal 1999 as compared to 2.3 percent for the third quarter of the prior fiscal year. Actual spending increased by 11.5 percent, or $15,000 as a result of increased outside services costs.

     Research and development expenses were 1.7 percent of net sales for the nine months ended December 31, 1998, as compared to 1.8 percent for the same period in the prior fiscal year. Actual spending increased by 6.5 percent, or $23,000, resulting from increased outside service costs.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $173,000 for the third quarter of fiscal 1999. Third quarter interest income was $108,000, an increase of $4,000 from the third quarter of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year partially offset by a reduction in cash used in the Broda acquisition. The Company also recognized income of $96,000 from its investment in DO Group, Inc. The Company bought a 49.9 percent interest in the DO Group on March 31, 1997. The Company's proportionate share of DO Group's net income for the three months ended December 31, 1998 was $96,000, a decrease of $13,000 over the same prior year period. In addition, the Company recognized a loss of $11,000 on the disposal of certain fixed assets and amortization of $13,000 of intangibles related to Broda.

     Other income and expense netted to $671,000 for the nine months ended December 31, 1998. Nine month interest income was $336,000, an increase of $62,000 from the same period in the prior fiscal year. The increase was due to interest earned on the Company's increasing cash and investment balances partially offset by a reduction in cash used in the Broda acquisition. The Company also recognized income of $386,000 from its investment in DO Group, Inc. The $386,000, an increase of $155,000 over the same prior year period, represents Mity-Lite's proportionate share of DO Group's net income for the nine months ended December 31, 1998. In addition, the Company recognized a loss of $31,000 on the disposal of certain fixed assets and amortization of $13,000 of intangibles related to Broda.

     NET INCOME. For reasons stated above, the Company's fiscal 1999 third quarter net income of $836,000 increased $192,000, or 29.8 percent over third quarter net income in the prior fiscal year. The Company's net income of $2,896,000 for the nine month period ended December 31, 1998 increased $482,000, or 20.0 percent over same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $8.52 million at December 31, 1998 as compared to $9.27 million at March 31, 1998. The Company also holds available-for-sale securities totaling $2.23 million at December 31, 1998. The decrease in cash and cash equivalents was due primarily to the Broda acquisition ($2.01 million) in November 1998, the purchase and retirement of common stock ($0.83 million), net purchases of available-for-sale securities ($1.03 million) and purchases of property and equipment ($0.45 million). This decrease was partially offset by cash generated from operations ($3.48 million), net proceeds related to the exercise of stock options ($0.14 million), and interest received from an affiliate ($0.08 million).

     In recent history, the Company has financed its growth through cash from operations. The Company also has a revolving credit facility with Zions First National Bank. The credit facility, which expires on December 5, 1999, allows the Company to draw up to $3,000,000. As of December 31, 1998, the Company had no amounts drawn under this facility. The credit facility requires the maintenance of certain financial ratios and levels of working capital, all of which were met as of December 31, 1998.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company is actively pursuing acquisitions of product lines or companies with complementary product lines. The Company's working capital requirements may significantly increase following consummation of an acquisition. No assurances are or can be given that the Company's capital resources will be sufficient to fund the future needs of the Company and its affiliates following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 1998, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $685,000. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 1998 include current liabilities of $2.28 million to be repaid from funds generated from operations and the $400,000 contingent consideration as part of the Broda acquisition. The Company is also evaluating several possible acquisitions.
If any of these acquisitions are consummated, the Company may utilize a material portion of its existing cash reserves. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $7,218 Canadian (approximately US $4,700) per month through August 2000. In addition, in October 1998 the Company was authorized by the board of directors to repurchase up to 100,000 shares of Mity-Lite common stock. Approximately 70,000 shares remain to be purchased under the repurchase program.

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

     The Company is in the process of addressing the impact of the Year 2000 problem on its operations. The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company has tested most of these systems and determined that they are Year 2000 compliant. The Company is in the process of completing testing of the remaining systems. The Company is also obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software and upgrades Year 2000 compliant.

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


FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Certain statements made above in this Form 10-QSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.
     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this quarterly report relate to: (i) the Company's expectation that it will be able to continue to increase net sales of table products and expand its share of the market for lightweight, durable, folding leg tables, (ii) the Company's anticipation that it will be able to attract new customers, (iii) the Company's intentions to expand into new markets, (iv) the Company's ability to locate and consummate acquisitions of product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations following consummation thereof, including the successful integration of the Broda Enterprises Inc. Acquisition into the Company's operations, (v) the Company's expectations that it will be able to successfully address any issues relating to the Year 2000 problem, including (a) the Company's ability to timely and adequately test its systems affected by the Year 2000 problem, and (b) the Company's ability to remedy the material Year 2000 problems in the early part of 1999 and remedy such problems in a manner that will not materially affect the Company's financial condition or results of operations, (vi) the Company's intention to expand and introduce new product lines to existing customers, and (vii) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic or business conditions or the Company's inability, for any reason, to introduce new products or implement its marketing strategies, (b) management's ability to manage effectively the Company's growth, (c) the Company's ability to expand successfully into new markets such as in the geriatric health care seating and seating accessories market, (d) import restrictions and economic conditions in the Company's foreign markets,
(e) increased competition in the Company's existing and future markets, (f) increased expenditures required to address the Year 2000 issue and a material adverse impact on the Company's material suppliers, customers or manufacturing partners resulting from the Year 2000 problem, (g) the market's acceptance of additional products such as multi-purpose room furniture, (h) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (i) the Company's ability to source acceptable raw materials at current prices, (j) increased product warranty service costs if warranty claims increase as a result of the Company's new manufacturing bonding process or for any other reason, (k) the Company's ability to refine and enhance the quality and productivity of its manufacturing process, (l) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, and (m) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations.

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

                        PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              11    Computation of Net Income per Share
              27    Financial Data Schedule

         (b)  Reports on Form 8-K:
              On November 25, 1998, the Company filed a current report on Form 8-K relating to its acquisition of all the outstanding capital stock of Broda Enterprises Inc.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY-LITE, INC.


Date: February 8, 1999                  /s/ Gregory L. Wilson
                                        -------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: February 8, 1999                  /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)