Form 10-K405
period 1999-03-31
MITY LITE INC
filed 1999-06-15
CIK 921030

                     United States Securities and Exchange Commission
                            Washington, D.C. 20549
               ------------------------------------------------
                                  Form 10-K
(Mark One)
          [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                 For the fiscal year ended March 31, 1999
                                     OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
                 For the transition period from          to

                        Commission file number 0-23898
               ------------------------------------------------
                               MITY-LITE, INC.
            (Exact name of registrant as specified in its charter)
               Utah                                       87-0448892
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                             1301 West 400 North
                               Orem, Utah 84057
              (Address of principal executive offices, zip code)
      Registrant's telephone number, including area code:  (801) 224-0589
               ------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                                Title of class
                         Common Stock, par value $.01
               ------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x       No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $28,214,000 (computed using the closing price of $18.75 per share of Common Stock on May 21, 1999 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 3,197,088 shares of the registrant's Common Stock, par value $.01 per share, outstanding on June 8, 1999.
     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 12, 1999, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 1999, are incorporated by reference in Part III of this Annual Report on Form 10-K. Portions of the Registrant's Annual Report to Shareholders filed as Exhibit 13 to this filing are incorporated by reference in Part II of this Annual Report on Form 10-K.

                                     PART I

Item 1.  Business

BACKGROUND

     Mity-Lite, Inc. ("Mity-Lite" or the "Company") designs, manufactures and markets innovative commercial furniture created to meet the efficiency needs of its customers. The Company focuses on providing premium quality furniture products to niche markets. The Company's product lines include multipurpose room furniture, specialty office seating and systems and health care seating. Mity-Lite sells its line of multipurpose room furniture both domestically and internationally in educational, recreational, hotel and hospitality, government, office, health care, church and other public assembly markets. The Company sells its specialty office seating and systems products domestically and internationally in the call center, high density office use, corporate and dispatch markets. Mity-Lite sells its health care seating mainly in Canada and the U.S. in the long term health care market.


COMMERCIAL FURNITURE PRODUCTS

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture is marketed under the Mity-Lite trade name and consists of lightweight, durable, folding leg tables, stacking chairs and other related products used in multipurpose rooms. The Company has developed and currently manufactures and markets 48 different plastic table sizes which come in three standard and a variety of custom colors. These tables are made with several different folding leg and custom color options. The Company has successfully applied engineering grade plastics and sophisticated manufacturing and assembly methods to the production of tables that weigh less and are more durable than competing particle board or plywood table products of similar size. The Company's plastic tables are manufactured using abrasion, stain and water resistant materials. The Company's cornered tables are constructed using the Company's proprietary high-impact corners which can withstand a two foot drop without sustaining debilitating damage. All of the Company's plastic tables include reinforced edging. Cornered tables are equipped with non-skid pads which facilitate stacking and storage. Management believes the Company's plastic table products appeal to its customers because they are durable, lightweight, easy to handle and attractive.

     The Company also manufacturers and sells Elite(TM) tables. The Elite(TM) table is a distinctive, lightweight, folding leg wood conference style table. The table is constructed of real wood veneers or high pressure laminates, PVC or solid wood edges and a composite honeycomb core. The Elite(TM) line provides easily removable elegant tables for offices, conference and training rooms.

     In addition to its table products, the Company currently offers five lines of stacking chairs: the MityTuff(R), the MityStack(TM), the MityFlex(TM), the MityDeluxe(TM) and the MityHost(TM). The Company's chair lines contain many standard features which some competitors offer only as options. The MityHost(TM) chair, which is manufactured in house, has a unique smile-bend frame which creates a curved seat for increase comfort. The legs have unique anti-sway bars which keep seat and legs strong and in place to absorb the shock of every day use. The back has a strong, one piece, continuous frame which eliminates a weak, breaking point and has a convenient handle for easy setup. The Company's other chair lines are purchased from other suppliers and marketed under the Mity-Lite name.

     In addition to lightweight, durable tables and stacking chairs, the Company manufactures and markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

     SPECIALTY OFFICE SEATING AND OFFICE SYSTEMS. On April 9, 1999, the Company, through its wholly owned subsidiary, C Core, Inc. acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments.

     The Company's products include a line of cluster furniture, designed to improve productivity and save space in offices and call center environments. CenterCore was the originator of the "cluster concept" design which benefits high-density commercial environments, call centers, as well as the federal government. Within the C Core product line are two product families. The circular Spacemaker2000(TM) system pioneered by CenterCore provides a simple, cost-conscious solution to meet the needs of call center operations. By situating two to eight workstations in a circular arrangement around a center core, up to 40% more employees can be placed in the same total square footage as a traditional rectangular office system. The Tec2000(TM) system provides an array of different applications for support staff, supervisors and managers, receptionists and team conferences. It is available in a wide variety of shapes and sizes. Tec2000(TM) combines privacy panels, free-standing modules and storage options. Tec2000(TM) can also integrate with Spacemaker2000(TM) furniture for high density work environments.

     Also included in specialty office seating and office systems is Mity-Lite's 49.9 percent owned affiliate, DO Group, Inc. ("DO Group"), headquartered in Elkhart, Indiana. Mity-Lite acquired its interest in DO Group, Inc. in March 1997. DO Group markets its products under the Domore(TM), DO3(TM) Systems, Domore Dispatch Seating(TM), JG Auditorium Seating(TM), Corel Corporate Seating(TM) and DesignSeating(TM) trade names. DO Group operates manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

     The DO Group's products consist of dispatch seating, big and tall seating, auditorium seating, open plan systems panel furniture, computer free standing furniture, task seating, ergonomic seating, custom fit seating, secretarial seating, panel clusters, stacking chairs and other related products.

     DO Group's systems products include office panels, movable full height walls, work surfaces, pedestals, storage units, tables and other accessory items used in office cubicles. DO Group offers two styles of panel systems. The DO3(TM) post to panel system facilitates ease of assembly and takedown. Panels are available in a variety of fabric, laminate or painted surfaces. Domore(TM) Series System Seven(TM) panels are a value oriented panel to panel system and connect using interlocking hinges. These panels are available in a variety of fabric and laminate surfaces. Both the DO3(TM) and Domore(TM) panel systems offer the latest electrical and voice/data transmission capabilities, including access to CAT5 wiring at the beltline level.

     DO Group's seating products are marketed under the Domore(TM), JG(TM), Corel(TM), Stature Seating(TM) and DesignSeating(TM) trade name and consist of ergonomic office task, executive, intensive use, fixed, auditorium and custom seating lines. Management believes that Domore(TM) is a market leader in intensive use seating, i.e. seating that is used three shifts per day, seven days per week. Domore(TM) seating includes a unique proprietary control, spring cushion seat and lumbar support as well as many other ergonomic features. Domore(TM) offers a full line of electrostatic discharge intensive use seating for the electronic dispatch environments.

     Domore(TM) offers a complete line of big and tall seating for office and 24 hour use. DO Group believes that it provides the only office seating tested to 800 pounds capacity in today's market. Through its JG Auditorium Seating line, DO Group offers a range of four lines of auditorium and classroom seating. The seating is ideal for theater, auditorium, court room and classroom applications. The JG name is known for its high quality, premium priced seating. Through its Corel product line, DO Group offers a wide range of value priced ergonomic task, intensive use, stacking and side chairs. Corel products are ideally suited for industrial environments.

     HEALTH CARE SEATING. Through its wholly owned subsidiary, Broda Enterprises, Inc., the Company designs, manufactures and markets health care seating and accessories used in long term health care facilities located primarily in the United States and Canada. Broda has developed and manufactures twelve different health care chair lines. Most chair models come in two standard sizes and six standard colors. The Company also custom manufactures other sizes and colors of its standard health care seating products.

     Broda's high end seating products offer a unique combination of features which differentiate them from the competition. Broda chairs have been tested for interface pressures and stability which, combined with their rigid and durable design, make Broda chairs suitable seating for some of the most challenging long term care residents including those with Huntington's Disease, Alzheimer's or Acquired Brain Injury. In addition, nursing home residents susceptible to skin breakdown, suffering from loss of upper body strength, or with other conditions which might otherwise restrict them to bed or place them at risk of self injury or falls, can be safely and comfortably seated in a Broda chair.

MARKET OVERVIEW

     Based upon management's analysis of companies known to sell multipurpose room furniture and based upon management's experience and contacts in this business, management estimates that the domestic market for multipurpose room furniture exceeds $1 billion annually. It is estimated that folding tables alone make up over $250 million of this domestic market. Chairs and other related seating products are estimated to account for approximately $700 million of the estimated domestic multipurpose room furniture market. Other products such as staging, risers, partitions, podiums, and flooring account for the balance of the estimated domestic market.

     In the office seating and systems market, the Company has positioned itself as a niche supplier of specialty office seating and office system products. Based upon independent research from professional societies like the Business and Institutional Furniture Manufacturers Association, management believes the office system market is approaching $4.5 billion. Management believes that office seating is a $3.3 billion market.

     In the health care seating market, management estimates that in the United States and Canada there are over 28,000 nursing homes with over 1.8 million beds. Nursing homes and individuals residing in nursing homes represent the typical Broda customer. In addition, Broda's market can include facilities described as chronic care, psychiatric care or long term care. Management estimates that the total North American market for its current products is $56 million.


SALES AND MARKETING

     MULTIPURPOSE ROOM FURNITURE. The Company primarily markets its multipurpose room products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, health care, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 40 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a commission basis and may qualify for other incentive bonuses based on individual, sales team and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and in all aspects of the sales cycle.

     The Company typically markets its products by first identifying customers through internal market research, referrals, trade shows, customer networking and test marketing. Once a market has been identified, the Company's sales and marketing staff will attempt to generate leads for prospective purchasers in such markets by attending trade shows, through mass mailings and other lead oriented advertising. The Company uses a proprietary, computer based sales management system to qualify, track and manage sales leads for prospective and existing customers and to compile customer feedback. While each sales and customer service employee maintains some in-person contact with such employee's assigned customers, most of the Company's sales efforts are pursued using the telephone, fax machine, e-mail, internet, videotapes and overnight mail services. The Company also uses a reference list of customers in each geographical sales territory in order to promote sales of its products. The Company has a sampling program and provides prospective purchasers with product samples for 30-day trial periods. The Company does not extensively advertise its products in trade publications.

     The Company's plastic table products are sold with a twelve-year pro-rata warranty covering materials and workmanship. The MityTuff(R) is sold with a seven-year warranty covering materials and workmanship. The MityStack(TM), MityFlex(TM) and the MityDeluxe(TM) are sold with a ten-year warranty covering materials and workmanship. The MityHost(TM) is sold with a ten-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery.

     SPECIALTY OFFICE SEATING AND OFFICE SYSTEMS. The Company's specialty office seating and office systems, are marketed directly through an in-house sales force consisting of in-house sales representatives, field sales representatives and telesales personnel, and indirectly through GSA dealers, independent office product dealers, independent representatives, catalogue distributors and specialty dealers. The Company also sells products directly and indirectly to state governments and to the United States government through the General Services Administration. Sales to state and federal government agencies are on fixed terms and are not subject to price renegotiation. The Company promotes its products through print advertising, trade shows, mass mailings, internet sites and telephone solicitations targeted to specific niche markets. C Core's products carry a five year warranty covering materials and workmanship.

     The specialty office seating and office systems sales organization, including the Company's DO Group affiliate, consists of 15 in-house sales and field sales representatives, 19 telesales personnel, and over 100 independent representatives and dealers. In house sales personnel are compensated by a combination of salary and incentive bonus. Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants. DO Group markets its products through independent representatives and dealers, and to targeted, select national accounts. DO Group also sells its intensive use seating through an in-house staff of trained sales and customer service personnel to selected markets. DO Group's sales are concentrated among a few key customers. Two customers represented 49 percent of DO Group's sales.

     HEALTH CARE SEATING. The Company markets its health care seating products to end users and care givers in health care markets through its own sales representatives and independent manufacturer's representatives, distributors and retailers of durable medical equipment. The Company currently employs nine full-time sales and customer service employees and 27 independent manufacturing representatives and distributors. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to health care professionals. The Company has a sampling program and provides prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.


INTERNATIONAL SALES

     Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its table products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 1997, 1998, and 1999, the Company's international sales accounted for 7.4 percent, 7.8 percent and 11.0 percent of the Company's total net sales, respectively. In June 1995, the Company created an international sales department under the direction of an international sales manager. Since that time, the Company has been successful in establishing distributor relationships in Canada, Mexico, Brazil, Venezuela, Peru, Argentina, Colombia, Dominican Republic, England, France, Spain, Germany, Israel, Jordan, United Arab Emirates, Hong Kong, China, South Korea, Taiwan, Singapore and Malaysia. Over 60 percent of health care seating sales are in Canada with all but one percent of the remaining amount being United States sales.


MANUFACTURING AND MATERIALS

     MULTIPURPOSE ROOM FURNITURE. The Company's manufacturing process for its plastic table products consists principally of bonding a thermoformed ABS plastic shell to a wood core frame. Metal legs, which are manufactured and painted in-house, and edge trim are then attached to the table to complete the process. Since its inception, the Company has implemented a number of changes to its manufacturing process and product design which have resulted in increased production volumes, improved production quality and increased on-time shipping performance. The Company has designed and manufactured certain proprietary equipment used in its manufacturing process. The Company believes that its manufacturing innovations give it a competitive advantage, allowing the Company to reduce production costs and increase productivity.
The Company's typical order to delivery lead time is between three and five weeks.

     The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions and final assembly of the components. The MityTuff(R) and MityStack(TM) chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. While portions of the MityFlex(TM) and the MityDeluxe(TM) chairs are manufactured by the Company, Mity-Lite performs final assembly on both of these chair lines. The MityHost(TM) stacking chair is manufactured in-house at the Company's facility in Orem, Utah.

     SPECIALTY OFFICE SEATING AND OFFICE SYSTEMS. The Company's manufacturing process for office systems products consists primarily of painting and assembling panels, storage bins, and pedestals and manufacturing laminated work surfaces and center cores. The primary raw materials consist of formed metal, particle board, laminate and fabric. The manufacturing process is driven by an in house CAD drawing system that indicates the components required.

     The Company's manufacturing process for office seating products consists primarily of assembling component parts and upholstery. The primary raw materials consist of formed metal, particle board, castors, controls, gas
springs, foam and fabric.   The Company uses a proprietary intensive use
seating control that gives the Company a competitive advantage.

     HEALTH CARE SEATING. The Company's manufacturing process for its health care seating products includes such metal fabricating processes as welding, bending, punching, drilling and polishing. The Company also performs cut and sew operations to produce its chair cushions and accessories. Metal components are typically chrome plated, zinc plated or painted for corrosion protection by outside suppliers. Components purchased for assembly into chairs such as casters, gas springs, cables and plastic parts are generally made to the Company's unique specifications.

     Raw materials used in all of the Company's products such as plastic, wood, metal and fabric are generally available from a number of suppliers.
The plastic used in the Company's multipurpose room products and tubing used in the metal legs are manufactured according to the Company's specifications. The multipurpose room operations operate without a substantial raw materials inventory by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. Component parts are provided by a number of suppliers to the Company's specifications. The Company's specialty seating operations utilize a proprietary seating control. The Company's other raw materials such as wood, formed metal, laminate, fabric and certain welding compounds are commodity items. The Company believes that most of its raw materials are available from alternative suppliers. However, any significant interruption in delivery of such items could have a material adverse effect on the Company's operations.


COMPETITION

     The markets in which the Company participates are highly competitive.
The commercial furniture industry consists of a fragmented group of large manufacturers and a host of smaller manufacturers. The health care chair industry includes a fragmented group of major medical device manufacturers and many small manufacturers.

     MULTIPURPOSE ROOM FURNITURE. Management believes that customers purchase the Company's plastic tables primarily because of product performance, reputation, on-time delivery, warranty service and perceived value. The Company markets its table products based primarily on product performance (lightweight and durable) and reputation, not price. The Company's average table price is generally higher than the average price of competing particle board, plywood or metal table products of its competitors. The Company believes that it has a respected reputation for product quality, convenience and customer service and that for these reasons, end users often choose its table products over competitors' lower cost table products. Because only certain elements of the Company's table design are patented, the Company's tables may be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. Introduction of similar products by low cost producers would put price and profit margin pressure on the Company which would have a material adverse effect on the Company's results of operations. Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Krueger International, Shelby Williams Industries, Inc., Virco Manufacturing Corporation, Inc. and Howe Furniture Corporation which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Krueger International, Inc., U.S. Industries (Samsonite), Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc. which produce particle board tables; and Howe Furniture Corporation, Midwest Folding Products, Palmer-Snyder, Inc., and Shelby Williams Industries, Inc. which produce plywood tables.

     Management believes that customers will purchase the Company's multipurpose room chair products primarily because of product performance, reputation, warranty service and convenience. The market for commercial chairs is highly competitive and very fragmented. Although the Company has not yet developed chairs which offer the same technological and performance advances as the Company's table products, the Company believes its current chair line has distinct selling features. Among the Company's primary competitors in the multipurpose chair market are Steelcase, Falcon Products, Inc., Virco Manufacturing Corporation, Artco-Bell Corporation, Globe Business Furniture, Shelby Williams Industries, Inc., Krueger International, Inc. and U.S. Industries (Samsonite).

     SPECIALTY OFFICE SEATING AND OFFICE SYSTEMS. The specialty office seating and office systems furniture market is part of the much larger office furniture market. There are a number of major manufacturers and a host of smaller manufacturers in this market place. The Company generally markets its specialty office systems products on the basis of product performance (more employees in comparable space than competitors, more easily reconfigurable), options and reputation, not price. Among the Company's primary competitors in this market are Tecknion, Interior Concepts, Hamilton Sorter, Steelcase, Haworth, Herman Miller, Knoll, Kimball, Neutral Postures, HON, and US Prison Industries.

     HEALTH CARE SEATING. Management believes that customers will purchase the Company's health care seating products primarily because of product performance, reputation and service, not price. The Company's average health care chair price is generally higher than the average price of competing chairs. The Company's chairs generally offer significantly more performance in terms of function and durability and for these reasons are chosen over lower cost competitors' products. Among the Company's primary competitors in the health care seating market are Invacare Corp., L.P.A. Medical Inc., Graham-Field Inc., Maple Leaf Wheelchair Manufacturing Inc., Sunrise Medical Inc., Hillenbrand Industries Inc., Winco Inc. and Homecrest Industries Incorporated.


INTELLECTUAL PROPERTY

     The Company has been granted two utility patents relating to the construction of its table tops and one utility patent relating to the function of its newest most functional health care chair model. Utility patents on the Company's new mobility oriented health care chair and flipdown footrest are pending. A design patent has been granted for the flipdown footrest in both the U.S. and Canada. A design patent is pending for the Health Care Chair. The Company has also acquired the rights to a patent on Airflow 2000, a temperature blending and breathing zone filtration system which helps facility managers address indoor environmental concerns resulting in increased employee performance levels. The Company has chosen not to apply for international patent protection for the two table concepts. The Company does not believe this will have a material adverse effect on the Company. The Company believes that aspects of its manufacturing processes are trade secrets of the Company. The Company relies on trade secret law and nondisclosure agreements to protect its trade secrets. The Company does have international patents on the two health care chairs pending for Canada, Japan, Germany, United Kingdom, and France. The Company has been granted a design patent on its geriatric accessory tray for Canada and the United States. A design patent has been granted for a health care chair back and is pending for Canada. The stylized word BRODA(TM) has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's Comfort Tension Seating(TM) has been trademarked in Canada. This trademark is pending in the U.S. The Pedal Chair trademark has been applied for in the U.S. and
Canada.   The Company believes that its patents and trade secrets provide competitive advantages. The Company claims common law trademark rights in the trademarks Elite(TM), MityFlex(TM), MityStack(TM), MityDeluxe(TM), MityHost(TM), Xpeditor(TM), Xtreme Edge(TM) and MitySnap(TM). The Company has a registered trademark on MityTuff(R) and the name Mity-Lite(R). The Company does not own patent rights on any of these multipurpose room chair products.

REGULATION AND ENVIRONMENTAL COMPLIANCE

      The Company is subject to various local, state, provincial and federal laws and regulations including, without limitation, regulations promulgated by federal, state and provincial environmental and health agencies, the Federal Occupational Safety and Health Administration, the Food and Drug Administration, North American Free Trade Agreement, and laws pertaining to the hiring, treatment, safety and discharge of employees. The Company's manufacturing operations must also meet federal, state, provincial and local regulatory standards in the areas of labor, safety and health. Historically, the cost of regulatory compliance has not had a material adverse effect on the Company's sales or operations. The Company believes it is in material compliance with applicable laws including laws related to the handling and use of environmentally hazardous materials.


EMPLOYEES

     As of March 31, 1999, the Company had 266 full-time employees. Except for certain executive officers, all of the Company's employees are employed at will. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.

     In addition, its DO Group affiliate employed 134 full-time people at March 31, 1999. Of the total, 46 are represented by the Carpenters Union and 18 are represented by the Steelworkers Union.


CERTAIN CONSIDERATIONS

     COMPETITION. The markets in which the Company participates are highly competitive. In the future, the Company expects increased competition from the Company's existing competitors as well as from other companies which may enter the markets served by the Company. Only certain elements of the Company's products are patented so the unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. Many of the Company's competitors have greater name recognition and greater financial, personnel, manufacturing and marketing resources than the Company. The Company believes that competition for its products is generally based on product quality and characteristics, service and price. Most of the Company's products are more expensive than products sold by the Company's competitors in the same markets. However, the Company believes that it has been able to compete in such markets and increase its market share by emphasizing the quality and performance of its products as compared to its competitors' products. Introduction of similar products by low cost producers would put price and margin pressure on the Company. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance products at prices competitive in the markets served by the Company.

    COMPANY GROWTH AND ACQUISITIONS. The Company's financial performance may be harmed if it is unable to effectively manage its existing operations or anticipated growth. The Company has grown significantly since fiscal 1997 with net sales increasing to $18.7 million in fiscal 1997, $25.3 million in fiscal 1998 and $29.5 million in fiscal 1999. Mity-Lite also recently added substantial operations through the Broda Enterprises and CenterCore acquisitions and intends to continue to pursue other complementary acquisitions. The Company's growth and acquisitions have strained its management team and other resources. Mity-Lite faces significant challenges integrating the recent acquisitions into its operations, any of which could adversely affect its revenue and earnings.

     PRODUCT LINE EXPANSION STRATEGIES; ENTRY INTO NEW MARKETS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary commercial furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. Except for DO Group, Inc., the Company currently has no commitments, agreements or understandings with respect to any acquisitions of product lines or of companies with complementary products or businesses.

     The Company's ability to increase penetration of the domestic table market depends in part on the Company's ability to expand its in-house sales and customer service staff and locate and hire qualified personnel. No assurances can be made that the Company will be able to expand its product lines and its sales force and further penetrate its markets.

     RAW MATERIAL PRICES AND SOURCES. Both the plastic used in the Company's products and the tubing used in the Company's table and chair legs are manufactured according to Company specifications. The Company's control units for its intensive use seating are proprietary. The Company's castors for its health care seating are also manufactured to its specifications by a single supplier. Mity-Lite's multipurpose room operations intend to operate without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that necessary materials are generally available from alternate suppliers. However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations. Price increases for raw materials used in the Company's products would put pressure on the Company's profit margins if the Company were unable to pass such price increases through to customers.

     WARRANTY SERVICE COSTS. The Company's warranty service costs for fiscal years ended March 31, 1997, 1998, and 1999 totaled 1.4 percent of net sales or $267,000, 1.5 percent of net sales or $373,000 and 1.6 percent of net sales or $463,000, respectively. The Company intends to continue to offer warranties covering materials and workmanship on its existing products and anticipates providing a warranty covering materials and workmanship for all complementary product lines developed or acquired by the Company. While the Company has implemented improved quality control measures that it expects will reduce warranty claims, it is possible that warranty servicing costs will increase in future periods. Furthermore, the Company is not in a position to anticipate the additional warranty service costs that may be incurred as a result of the Company's expansion into new or complementary product lines.

The Company also cannot predict what the future warranty costs will be with respect to product lines from recent acquisitions.

     C CORE, INC. As part of the strategy of acquiring the assets of The CenterCore Group, Inc., the Company is currently closing the manufacturing and corporate headquarters of CenterCore. The manufacturing will be moved to Marked Tree, Arkansas and the headquarters, to Elkhart, Indiana. Management anticipates that the move will be completed by June 30, 1999. There can be no assurance that during the transition, the business operations of C Core will not be adversely affected. Such interruptions may be material to the Company as a whole.

     FUTURE VARIATIONS IN OPERATING RESULTS. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, and transact additional acquisitions. Various factors, including acquisition related expenses, amortization of goodwill, the ability to find and train qualified personnel, operational transitions, timing of new product introductions and the cost of penetrating new markets and changes in product mix, may have an adverse effect on the Company's results of operations. While the Company believes that the addition of new product lines will increase the Company's long term profitability, there can be no assurance that the Company will continue to experience profitability at historical rates. No assurances can be or are made that the Company will not experience temporary fluctuations in operations. While the Company has not experienced substantial negative variations in quarterly operating results during the fiscal years ended March 31, 1997, 1998 and 1999, no assurances can be made that the Company will not experience such quarterly variations in the future.

     REGULATION AND ENVIRONMENTAL CONSIDERATIONS. The Company is subject to various local, state, provincial and federal laws and regulations including, without limitation, regulations promulgated by federal, state and provincial environmental, health and labor agencies. Historically, regulatory compliance has not had a material adverse effect on the Company's sales or operations. However, changes in the laws and regulations governing the Company's business may impose an increased financial burden upon the Company which could adversely affect the Company's business or operations. Actions by federal, state, provincial and local governments concerning environmental or other matters could result in regulations that could increase the cost of producing the products manufactured and sold by the Company. Certain of the Company's operations are subject to federal, state, provincial and local laws and environmental regulations that impose limitations on the discharge of pollutants into the air. The Company believes that it is in material compliance with applicable air quality laws and regulations. The Company cannot predict with any certainty its future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

     FORWARD-LOOKING STATEMENTS. Certain statements made above in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) the Company's expectation that it will be able to continue to increase net sales of table products and expand its share of the market for lightweight, durable, folding leg tables and achieve gross margins on chair products slightly less than its gross margins on its table products, (ii) the Company's anticipation that it will be able to attract new customers, (iii) the Company's intentions to expand into new markets, (iv) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions together with its recent acquisitions into the Company's operations, (v) the Company's expectations that it will be able to successfully address any issues relating to the Year 2000 problem, including (a) the Company's ability to timely and adequately test its systems affected by the Year 2000 problem, and (b) the Company's ability to remedy the material Year 2000 problems and remedy such problems in a manner that will not materially affect the Company's financial condition or results of operations, (vi) the Company's intention to expand and introduce new product lines to existing customers, (vii) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments and (viii) the Company's expectation that its cash from operations and other sources will be sufficient for its current needs.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic or business conditions impacting the demand for higher priced commercial furniture products such as those offered by the Company, or the Company's inability, for any reason, to effectively introduce new commercial furniture products meeting the Company's quality and price standards or implement its marketing strategies, (b) management's ability to manage effectively the Company's growth, integrate the Broda and CenterCore acquisitions and manage the Company's geographically diverse operations, (c) the Company's ability to expand successfully into new markets such as in the specialty office seating and systems market and the health care seating and seating accessories market, (d) import restrictions and economic conditions in the Company's foreign markets, (e) increased competition in the Company's existing and future markets, (f) increased expenditures required to address the Year 2000 issue and a material adverse impact on the Company's material suppliers, customers or manufacturing partners resulting from the Year 2000 problem, (g) the market's acceptance of higher priced multipurpose room, specialty office and health care furniture, (h) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment,
(i) the Company's ability to source acceptable raw materials on a just-in-time basis at current prices, (j) increased product warranty service costs if warranty claims increase as a result of the Company's new manufacturing bonding process, new product lines or for any other reason, (k) the Company's ability to refine and enhance the quality and productivity of its manufacturing process, (l) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, and (m) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations.

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


ITEM 2.  PROPERTIES

     The Company's corporate headquarters and multipurpose room furniture manufacturing facility is located in Orem, Utah (approximately 40 miles south of Salt Lake City). This facility consists of approximately 71,000 square feet of leased manufacturing, office, research and development and storage space located on approximately three acres of leased land. The facility and related real estate is leased from a trust, of which Gregory L. Wilson's uncle is one of the trustees, under a lease agreement for a five year term expiring in the year 2000. The base monthly lease payment is $17,100. The Company pays all maintenance costs, taxes and insurance. The Company believes that by adding additional equipment and production shifts, its current facility will serve its table manufacturing needs for the term of the lease. The Company currently anticipates that it will need additional office space within the next year and anticipates either leasing or constructing additional facilities for future expansion.

     The Company's health care seating manufacturing facilities are located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consist of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. The facilities and related real estate are leased under an agreement for a two year term expiring in the year 2000. The Company will then have the option of renewing the lease for two years upon the same terms and conditions for an amount mutually agreed upon. The base monthly lease payment is approximately $5,000. The Company pays all maintenance costs, taxes and insurance. The Company believes that the facilities will serve its health care seating manufacturing needs for the term of the lease.

     The Company is temporarily utilizing a facility in Plainfield, New Jersey as a result of The CenterCore Group, Inc. acquisition. The Company plans to sell certain operating assets and inventory of CenterCore to the DO Group, a
49.9 percent affiliate of the Company, and to move all manufacturing operations to the DO Group's Marked Tree, Arkansas facility. The move is expected to be completed by June 30, 1999, at which time the Company will discontinue using the Plainfield, New Jersey facility.

     The Company's affiliate, DO Group, has two facilities. Its headquarters and chair manufacturing operations are located in Elkhart, Indiana and are leased from a related party. This facility, consisting of approximately 80,000 square feet, and related real estate are leased under an agreement for a five year term expiring in the year 2002. The Company will then have the option of renewing the lease for five years upon the same terms and conditions for an amount mutually agreed upon. The base monthly lease payment is approximately $11,800. The Company pays all maintenance costs, taxes and insurance.

     DO Group's other facility consists of 135,000 square feet and is located in Marked Tree, Arkansas. This facility is owned by DO Group and includes its panel and systems manufacturing operations.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is the plaintiff in a suit against a former distributor of its health care seating products. The Company is also subject to a counterclaim by the defendant which the Company intends to vigorously defend. The Company does not believe that the resolution of its claim and counterclaim will have a material impact upon its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                   PART II

ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

     The Company's Common stock is traded on the Nasdaq National Market System under the symbol MITY. The Company's Common Stock first began trading on April 29, 1994.

                                              High              Low
                                          ------------      ------------
    Fiscal Year Ended March 31, 1998:
        First Quarter                        $14.88            $11.50
        Second Quarter                        19.50             13.88
        Third Quarter                         21.25             16.50
        Fourth Quarter                        20.25             14.50

    Fiscal Year Ended March 31, 1999:
        First Quarter                        $19.75            $16.00
        Second Quarter                        18.50             14.50
        Third Quarter                         17.25             12.06
        Fourth Quarter                        16.00             13.00

     There were approximately 140 security holders of record as of May 21, 1999. In addition, management estimates that there were approximately 1,700 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and intends to retain earnings for use in the business and for potential acquisitions in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the Company's 1999 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the Company's 1999 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufacturers its products in the United States and Canada and sells its products in those markets as well as in other countries. Most of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 1999, approximately 3.3 percent of the Company's net sales and 4.8 percent of the Company's expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 1999. The Company generally does not hedge its foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Company's 1999 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None to report.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 1999 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 1999 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     he information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 1999 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 1999 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report

          (1)  Financial Statements

               See "Item 8 - Financial Statements and Supplementary Data" and "Exhibit 13 - 1999 Annual to Shareholders" for Financial Statements included with this Annual Report on Form 10-K.

          (2)  Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts

               All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

          (3)  Exhibits

                              INDEX TO EXHIBITS

Exhibit No.                      Description                         Location
-----------  ------------------------------------------------------  --------
   2.1       Contribution Agreement dated as of March 24, 1997 by
             and among Estate of Chester E. Dekko, David Kebrdle,
             Dennis and Mary M. Kebrdle, Domenic and Martha S.
             Federico, ChiCol Group, Inc., DO Group, Inc., Sican
             Corp., Sican II Corp., DO Group Holding, Inc. and
             Mity-Lite, Inc.                                            (5)
   2.2       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Xaio, Inc.                     (5)
   2.3       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Ellman Equities, Inc.          (5)
   2.4       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Key Equity Capital
             Corporation                                                (5)
   2.5       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and National City Capital
             Corporation                                                (5)
   2.6       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Cardinal Development
             Capital Fund I                                             (5)
   2.7       Term Loan Agreement dated as of March 24, 1997
             between Mity-Lite, Inc. and Sican Corp.                    (5)
   2.8       Put Agreement dated as of March 24, 1997 by and
             among Mity-Lite, Inc. and Dennis Kebrdle, David
             Kebrdle, Domenic Federico, ChiCol Group, Inc., Sican
             II Corp., and DO Group, Inc.                               (5)
   2.9       Stock Purchase Agreement dated as of November 20,
             1998, by and among Mity-Lite Acquisition Corp. and
             Stephen E. Brotherston, Glenn C. Brotherston, Ian D. Brotherston, Margaret E. Brotherston and Sandra L.
             Brotherston                                                (9)

Exhibit No.                      Description                         Location
-----------  ------------------------------------------------------  --------
   2.10      Asset Purchase Agreement dated as of April 9, 1999,
             by and among The CenterCore Group, Inc., a Delaware
             Corporation, Fleet Capital Corporation, a Rhode Island Corporation, and C Core, Inc., a Utah Corporation and
             wholly owned subsidiary of Mity-Lite, Inc.               (10)
   2.11      Form of Assignment Agreement by and among BOCCC, Inc.,
             a Utah Corporation and wholly owned subsidiary of
             Mity-Lite, Inc., and various parties holding subordinated
             debt instruments of The CenterCore Group, Inc.  This form
             of Assignment Agreement is substantially the same
             agreement that was signed by BOCCC, Inc. and nine
             different subordinated debt holders.                     (10)
   3.1       Amended and Restated Articles of Incorporation of
             the Registrant                                            (1)
   3.2       Amended and Restated Bylaws of the Registrant             (1)
   3.3       First Amendment to the Amended and Restated Bylaws
             of Registrant                                             (1)
   4.1       Form of Stock Certificate                                 (1)
  10.1       Revolving Note dated March 16, 1992 and Revolving
             Loan Agreement dated March 16, 1992 between the
             Registrant and First Security Bank of Utah, N.A.          (1)
  10.2       Modification Agreement dated March 16, 1993 between
             the Registrant and First Security Bank of Utah, N.A.      (1)
  10.3       Lease Agreement dated November 1, 1993 between the
             Registrant and the Walter M. and Orpha M. Lewis Family
             Trust                                                     (1)
  10.4       Trademark License dated November 23, 1993 between the
             Registrant and R.D. Werner Co., Inc.                      (1)
  10.5       Solicitation, Offer and Award Contract between the
             Registrant and the General Services Administration
             Federal Supply Service dated January 27, 1992 (issued
             March 6, 1990) and Amendments thereto dated January
             27, 1992 (effective July 16, 1990), January 27, 1992
             (effective December 1, 1990), January 27, 1992
             (effective December 28, 1991) and the Revision of
             August 24, 1992                                           (1)
  10.6       Notice of Contract Award dated June 23, 1993 between
             the Registrant and the Commonwealth of Virginia,
             Department of General Services Division of Purchases
             and Supply                                                (1)
  10.7       Agreement dated July 26, 1990 between the Registrant
             and the State of Utah, Department of Administrative
             Services and Revisions thereto dated March 8, 1991,
             June 5, 1991, and May 19, 1992 and March 10, 1993         (1)
  10.8       Agreement dated December 17, 1991 between the
             Registrant and the Air Force Nonappropriated Fund
             Purchasing Office                                         (1)
  10.9 Purchasing Contract effective October 1, 1993 between the Registrant and The Corporation of the Presiding Bishop of
             The Church of Jesus Christ of Latter-Day Saints           (1)
  10.10      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of May 21, 1993
             between Registrant and Gregory L. Wilson                  (1)

Exhibit No.                      Description                         Location
-----------  ------------------------------------------------------  --------
  10.11      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of May 21, 1993
             between Registrant and Stanley L. Pool                    (1)
  10.12      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of May 21, 1993
             between Registrant and Kenneth A. Law                     (1)
  10.13      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of February
             16, 1994 between Registrant and Brent Bonham              (1)
  10.14      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of February
             16, 1994 between Registrant and Bradley T Nielson         (1)
  10.15      1990 Stock Option Plan, as amended and Form of Stock
             Option Agreements                                         (1)
  10.16      Form of Indemnification Agreements between Registrant
             and officers and directors of Registrant                  (1)
  10.17      Form of Lock-up Agreements with Shareholders              (1)
  10.18      Form of Confidentiality Agreement entered into with
             employees of the Registrant                               (1)
  10.19      Key-Man Insurance Policy between the Company and
             Chubb Sovereign Life Insurance Company                    (1)
  10.20      Distributor Agreement between the Company and Sebel
             Furniture Limited dated February 14, 1994                 (2)
  10.21      Lease Agreement dated March 31, 1995 between the Company
             and the Walter M. and Orpha M. Lewis Family Trust         (3)
  10.22      Exclusive Distributor Agreement between the Company
             and Mobilite International Limited (aka Mity-Lite
             (Europe) Limited)                                         (3)
  10.23 Purchasing Contract effective October 1, 1995 between the Registrant and The Corporation of the Presiding Bishop of
             The Church of Jesus Christ of Latter-Day Saints           (4)
  10.24      Promissory Note dated December 6, 1995 between the
             Registrant and Zions First National Bank                  (4)
  10.25      Promissory Note dated October 27, 1995 between the
             Registrant and First Security Bank                        (6)
  10.26      Summary Plan Description and Basic Plan Document for
             the 1995 Mity-Lite,Inc. Employee Retirement Plan          (6)
  10.27      Promissory Note dated January 23, 1997 between the
             Registrant and Zions First National Bank                  (7)
  10.28      Modification Agreement (dated October 27, 1996) to
             Promissory Note dated October 27, 1995 between the
             Registrant and First Security Bank                        (7)
  10.29      Lease Agreement Amendment dated October 31, 1996
             between the Company and the Walter M. and Orpha M.
             Lewis Family Trust                                        (7)
  10.30      Promissory Note dated December 15, 1997  between the
             Registrant and Zions First National Bank                  (8)
  10.31      Modification Agreement (dated October 25, 1997) to
             Promissory Note dated October 27, 1995 between the
             Registrant and First Security Bank                        (8)
  10.32      1997 Stock Incentive Plan and Form of Agreements          (8)
  10.33      Promissory Note dated November 18, 1999 between the
             Registrant and Zions First National Bank
  11.1       Statement Regarding Computation of Per Share Earnings

Exhibit No.                      Description                         Location
-----------  ------------------------------------------------------  --------
  13         1999 Annual Report to Shareholders (only contains items
             incorporated by reference in this Annual Report on
             Form 10-K)
  21         Subsidiaries of the Registrant
  23.1       Consent of Deloitte & Touche LLP
  23.2       Consent of Crowe, Chizek and Company LLP
  27.1       Financial Data Schedule - Fiscal Year Ended March 31, 1999
  99         Independent Auditors' Report to the Directors of DO
             Group, Inc.
--------------------------------------------
(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

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

(8) Incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1998.

(9) Incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated November 25, 1998.

(10) Incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 9, 1999.


      (b)  Reports on Form 8-K

           None to report.

      (c)  Financial Statement Schedules


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of Mity-Lite, Inc.:

We have audited the consolidated financial statements of Mity-Lite, Inc. and subsidiary (the Company) as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 13, 1999; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Salt Lake City, Utah
May 13, 1999



MITY-LITE, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                               Additions
                   Balance     Charged     Acquisitions
                   At          to Costs    from         Deductions   Balance
                   Beginning   and         Acquired     from         at End
                   of Period   Expenses    Companies    Reserves     of Period
                   ---------   ---------   ----------   ---------    ---------
ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:

  March 31, 1999    $259,000    $131,000      $25,000     $20,000     $395,000

  March 31, 1998    $161,000    $101,000          --       $3,000     $259,000

  March 31, 1997    $132,000     $35,000          --       $6,000     $161,000

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on 14th of June, 1999.

                                        MITY-LITE, INC.

                                        By:  /s/ Gregory L. Wilson
                                        --------------------------
                                        Gregory L. Wilson, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                           Title                    Date
      ---------                           -----                    ----

/s/ Gregory L. Wilson      Chairman of the Board, President,   June 14, 1999
---------------------      and Director
Gregory L. Wilson          (Principal Executive Officer)

/s/ Bradley T Nielson      Chief Financial Officer and         June 14, 1999
---------------------      Chief Operating Officer
Bradley T Nielson          (Principal Financial and Accounting
                           Officer)

/s/ Ralph E. Crump         Director                            June 14, 1999
---------------------
Ralph E. Crump

/s/ Peter Najar            Director                            June 14, 1999
---------------------
Peter Najar

/s/ C. Lewis Wilson        Director                            June 14, 1999
---------------------
C. Lewis Wilson