Form 10-Q
period 1999-06-30
MITY LITE INC
filed 1999-08-10
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
          ------------------------------------------------------------


                                  Form 10-Q

(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999

                                      or

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

                             1301 West 400 North
                               Orem, Utah 84057
                   (Address of principal executive offices)

                  Registrant's telephone number:  (801) 224-0589

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

     There were 3,200,370 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 30, 1999.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                MITY-LITE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  June 30,         March 31,
ASSETS                                              1999             1999
                                                ------------     ------------
Current assets:
    Cash and cash equivalents. . . . . . . .     $ 5,788,000      $ 8,029,000
    Available-for-sale securities. . . . . .       1,047,000        3,899,000
    Accounts receivable, less allowance of
      $1,040,00 at June 30, 1999 and $395,000
      at March 31, 1999. . . . . . . . . . .       6,767,000        3,596,000
    Inventories. . . . . . . . . . . . . . .       1,596,000        1,544,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .       1,149,000          233,000
    Deferred income taxes. . . . . . . . . .         249,000          250,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      16,596,000       17,551,000
Property and equipment, net. . . . . . . . .       2,283,000        2,155,000
Investment in affiliate. . . . . . . . . . .       1,599,000        1,483,000
Note receivable from affiliate . . . . . . .       2,367,000        1,066,000
Intangibles. . . . . . . . . . . . . . . . .       2,737,000        1,208,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $25,582,000      $23,463,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit. . . . . . . . . . .     $   488,000          286,000
    Accounts payable . . . . . . . . . . . .       1,894,000      $ 1,569,000
    Accrued expenses and other current
      liabilities. . . . . . . . . . . . . .       2,447,000        1,277,000
    Current portion - long term debt . . . .            --             45,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       4,829,000        3,177,000
Deferred income tax liabilities. . . . . . .         310,000          271,000
Long term debt . . . . . . . . . . . . . . .            --             97,000
                                                ------------      -----------
Total liabilities. . . . . . . . . . . . . .       5,139,000        3,545,000
COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 3,200,270 at June 30,
      1999 and 3,223,150 at March 31, 1999 .          32,000           32,000
    Additional paid-in capital . . . . . . .       7,810,000        7,822,000
    Retained earnings. . . . . . . . . . . .      12,503,000       12,009,000
    Accumulated comprehensive income . . . .          98,000           55,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      20,443,000       19,918,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $25,582,000      $23,463,000
                                                ============     ============
         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                 Three months ended June 30,
                                                    1999             1998
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $11,223,000      $ 7,664,000
Cost of products sold . . . . . . . . . . . .      6,959,000        4,911,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .      4,264,000        2,753,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      1,978,000          982,000
    General and administrative. . . . . . . .        620,000          304,000
    Research and development. . . . . . . . .        235,000          119,000
                                                ------------     ------------
Total expenses. . . . . . . . . . . . . . . .      2,833,000        1,405,000
                                                ------------     ------------
Income from operations. . . . . . . . . . . .      1,431,000        1,348,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .         (8,000)            --
    Interest income . . . . . . . . . . . . .         64,000          111,000
    Equity in income of affiliate . . . . . .        142,000          140,000
    Other . . . . . . . . . . . . . . . . . .         (9,000)         (13,000)
                                                ------------     ------------
Total other income. . . . . . . . . . . . . .        189,000          238,000
                                                ------------     ------------
Income before provision for income taxes. . .      1,620,000        1,586,000
Provision for income taxes. . . . . . . . . .        604,000          587,000
                                                ------------     ------------
Net income. . . . . . . . . . . . . . . . . .    $ 1,016,000      $   999,000
                                                ============     ============

Basic earnings per share. . . . . . . . . . .    $      0.32      $      0.31
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      3,200,270        3,267,851
                                                ============     ============


Diluted earnings per share. . . . . . . . . .    $      0.30      $      0.29
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      3,346,623        3,414,246
                                                ============     ============

         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                 Three months ended June 30,
                                                    1999             1998
                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . .. . . . . .    $ 1,016,000      $   999,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . .       205,000          132,000
    Loss (gain) on disposal of equipment . . .        (1,000)          13,000
    Deferred tax expense . . . . . . . . . . .        39,000           42,000
    Equity in income of affiliate. . . . . . .      (142,000)        (140,000)
    Tax benefit from exercise of stock options         9,000           24,000
    Changes in assets and liabilities (net of
     effects from purchase of CenterCore):
      Accounts receivable. . . . . . . . . . .      (614,000)        (678,000)
      Inventories. . . . . . . . . . . . . . .        36,000           37,000
      Prepaid expenses and other current assets     (269,000)         256,000
      Accounts payable . . . . . . . . . . . .       262,000            5,000
      Accrued expenses and other . . . . . . .       920,000          497,000
                                                ------------     ------------
Net cash provided by operating activities. . .     1,461,000        1,187,000
                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . .      (447,000)        (496,000)
Sales of available-for-sale securities . . . .     3,289,000            --
Proceeds from sales of property & equipment. .         1,000            --
Increase in note receivable from affiliate . .       (42,000)           --
Investment in and cash received from affiliate        27,000           25,000
Increase in acquisition advances . . . . . . .      (408,000)           --
Purchase of CenterCore, (net of cash
  acquired). . . . . . . . . . . . . . . . . .    (5,342,000)           --
Purchases of property and equipment. . . . . .      (287,000)        (150,000)
                                                ------------     ------------
Net cash used in investing activities. . . . .    (3,209,000)        (621,000)
                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and retirement of common stock. . . .      (601,000)         (85,000)
Increase in bank operating loan. . . . . . . .       196,000            --
Decrease in long term debt . . . . . . . . . .      (146,000)           --
Issuance of common stock from stock options. .        57,000           68,000
                                                ------------     ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . .      (494,000)         (17,000)
                                                ------------     ------------
Effect of exchange rate changes on cash. . . .         1,000            --
                                                ------------     ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . .    (2,241,000)         549,000
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . .     8,029,000        9,266,000
                                                ------------     ------------
Cash and cash equivalents at end of period .  .  $ 5,788,000      $ 9,815,000
                                                ============     ============

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                 Three months ended June 30,
                                                    1999             1998
                                                ------------     ------------
Cash paid during the quarter for
  income taxes                                    $221,000             --

Cash paid for interest on long term
  debt                                            $  1,000             --



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,342,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired. . . . . . . . . . . $4,292,000
Cost in excess of fair value of assets . . . . . .  1,538,000
Cash paid for the assets (net of cash acquired). . (5,342,000)
                                                    ---------
   Liabilities assumed . . . . . . . . . . . . . . $  488,000
                                                    =========


Net change in unrealized loss on securities available for sale of $10,000 is included in accumulated other comprehensive income.


After completing the CenterCore acquisition, $1,047,000 in inventory from CenterCore, Inc. was sold to DO Group, Inc., a 49.9 percent owned affiliate of the Company at cost. Also, $213,000 of fixed assets were sold to DO Group at cost. These sales resulted in the creation of a note receivable from affiliate of $1,260,000.

         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  Basis of Presentation

INTERIM PERIOD ACCOUNTING POLICIES

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended June 30, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2000.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 1999.


2.  Inventories

     Inventories consisted of the following:

                                                  June 30,         March 31,
                                                    1999             1999
                                                ------------     ------------

               Materials and supplies . . . .    $ 1,009,000      $ 1,071,000
               Work-in-progress . . . . . . .        135,000          155,000
               Finished goods . . . . . . . .        452,000          318,000
                                                ------------     ------------
                                                 $ 1,596,000      $ 1,544,000
                                                ============     ============

3.  Recently Issued Financial Accounting Standards

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

4.  Recent Acquisitions

     Effective November 1, 1998, the Company acquired 100 percent of the outstanding stock of Broda Enterprises Inc., a privately-owned designer, manufacturer and marketer of health care seating and seating accessories, based in Waterloo, Ontario, Canada. The transaction was treated for accounting purposes as a purchase and accordingly, the Company has included operations of Broda in the financial statements from November 1, 1998.

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

     The preliminary allocation of the purchase price resulted in approximately $1,162,000 of goodwill. The actual amount of goodwill recorded will vary based upon the final purchase price allocation resulting from preacquisition contingencies related principally to outstanding litigation and other post-closing purchase price adjustments which may result from any breaches of the sellers' representations, warranties or covenants.

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of call center furniture.

     Two wholly owned subsidiaries of Mity-Lite completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $4.8 million. The final purchase price is still being determined and will be based on final asset values at closing. C Core will continue to design and market call center furniture under the CenterCore name. Product manufacturing has been transitioned to DO Group, Inc., a 49.9 percent owned affiliate of the Company. Included in the Company's prepaid expenses and other current assets are $786,000 in advances related to the CenterCore acquisition.

     BOCCC, Inc., also a Utah corporation and wholly owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $500,000. The outstanding subordinated debt obligations of CenterCore totaled approximately $2,000,000 million at closing. Cash from the Company's general working capital was used to fund the purchases.

     The preliminary allocation of the purchase price resulted in approximately $1,538,000 of goodwill. The actual amount of goodwill recorded will vary based on the final purchase price allocation resulting from preacquisition contingencies related principally to post-closing purchase price adjustments which may result from the final determination of asset values and from any breaches of the sellers' representations, warranties or covenants.

     The unaudited pro forma results of operations of the Company for the three months ended June 30, 1999 and 1998 (assuming the acquisition of Broda and CenterCore had occurred as of April 1, 1998) are as follows:

                                                 Three months ended June 30,
                                                    1999             1998
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $11,223,000      $14,973,000
Net income. . . . . . . . . . . . . . . . . .      1,044,000          753,000
Basic earnings per share. . . . . . . . . . .           0.32             0.23
Diluted earnings per share. . . . . . . . . .           0.31             0.22


5.  Comprehensive Income

     The Company adopted SFAS 130, "Reporting Comprehensive Income," effective April 1, 1998, the beginning of its 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company's comprehensive income consists of foreign currency adjustments and an unrealized holding gain on available-for-sale securities. For the three months ended June 30, 1999, comprehensive income exceeded net income by $43,000. Of this amount, $(10,000) was related to a holding loss on available-for-sale securities, and $53,000 was related to foreign currency adjustments. For the three months ended June 30, 1998, comprehensive income approximated net income.


6.  Business Segment Information

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective with its 1999 fiscal year beginning April 1, 1998. Management views the Company as being two business segments: commercial furniture and health care seating with the former being the principal business segment. The commercial furniture business segment manufactures and markets lightweight, durable, folding leg tables, stacking chairs, office systems and seating, and other related products. The Company's health care seating segment manufactures and markets health care chairs and related products.

     Reportable segment data reconciled to the consolidated financial statements for the three months ended June 30, 1999 is as follows:

Three Months Ended June 30,
-----------------------------------------------------------------------
                                                                   1999
-----------------------------------------------------------------------
Net sales:
  Commercial furniture                                      $10,372,000
  Health care seating                                           851,000
                                                            -----------
                                                            $11,223,000
                                                            ===========
Income from operations:
  Commercial furniture                                      $ 1,342,000
  Health care seating                                            89,000
                                                            -----------
                                                            $ 1,431,000
                                                            ===========
Total assets:
  Commercial furniture                                      $22,500,000
  Health care seating                                         3,082,000
                                                            -----------
                                                            $25,582,000
                                                            ===========
Depreciation & amortization expense:
  Commercial furniture                                      $   163,000
  Health care seating                                            42,000

                                                            -----------
                                                            $   205,000
                                                            ===========
Capital expenditure, net:
  Commercial furniture                                      $    69,000
  Health care seating                                             5,000
                                                            -----------
                                                            $    74,000
                                                            ===========


Because of Mity-Lite's recent acquisition of Broda Enterprises in November 1998 and The CenterCore Group, Inc. in April 1999, segment information for the period ending June 30, 1998 is not applicable. In the three months ended June 30, 1998, commercial furniture was the only segment.

Item 2.

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

GENERAL

     The Company designs, manufactures and markets innovative commercial furniture and health care seating created to meet the efficiency needs of its customers. The Company focuses on providing premium quality furniture products to niche markets. The Company's product lines include multipurpose room furniture, specialty office seating and systems and health care seating. Mity-Lite sells its line of multipurpose room furniture both domestically in internationally in educational, recreational, hotel and hospitality, government, office, health care, church and other public assembly markets. The Company sells its specialty office seating and systems products domestically and internationally in the call center, high density office use, corporate and dispatch markets. Mity-Lite sells its health care seating mainly in Canada and the U.S. in the long term health care market. In addition, the Company continues to actively pursue acquisitions of product lines or companies that will be complementary to the Company's businesses.

     The Company's multipurpose room furniture is marketed under the Mity-Lite trade name and consists of lightweight, durable, folding leg tables, stacking chairs and other related products. The stacking chairs are marketed under the MityTuff(R), MityStack(TM), MityFlex(TM), MityDeluxe(TM) and MityHost(TM) trade names. Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with the chair manufacturers while others are manufactured and/or assembled in the Company's Orem, Utah facility. Historically, Mity-Lite's growth has come from an expanding base of new customers and from increasing sales to existing customers in this segment of the business. The multipurpose room operation's current and future growth is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating and its ability to continue increasing its market penetration into the table market.

     Net sales of the Company's table and chair products have increased during the three months ended June 30, 1999 and 1998. Management expects, but cannot assure, that this trend will continue. Gross margins and expenses associated with new product lines are difficult to predict during start up periods but the Company believes that by applying its management techniques to these product lines, profitability rates slightly less than those achieved on table products can ultimately be reached. However, no assurance can be given that these results will be realized.

     The Company's health care seating operations were acquired in November 1998. The Company acquired all of the outstanding stock of Broda Enterprises Inc. for $2.5 million. The purchase price includes a contingent amount of up to $0.4 million if certain net sales and earnings before interest, tax, depreciation and amortization (EBITDA) targets are met for the year ending December 31, 1999. Broda's products are marketed under the Broda trade name and its operations are based in Waterloo, Ontario, Canada.

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style panel systems furniture marketed to call centers and other high density office use environments.

     Two wholly owned subsidiaries of Mity-Lite completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $4.8 million. The final purchase price is still being determined and will be based on final asset values at closing. C Core will continue to design and market call center furniture under the CenterCore name. Product manufacturing has been transitioned to DO Group, Inc., a 49.9 percent owned affiliate of the Company. Included in the Company's prepaid expenses and other current assets are $786,000 in advances related to the CenterCore acquisition.

     BOCCC, Inc., also a Utah corporation and wholly owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $0.5 million. The outstanding subordinated debt obligations of CenterCore totaled approximately $2.0 million at closing. Cash from the Company's general working capital was used to fund the purchases.

     The preliminary allocation of the purchase price resulted in approximately $1.538 million of goodwill. The actual amount of goodwill recorded will vary based on the final purchase price allocation resulting from preacquisition contingencies related principally to post-closing purchase price adjustments which may result from the final determination of asset values and from any breaches of the sellers' representations, warranties or covenants.

     The Company also owns a 49.9 percent equity interest in DO Group, Inc., a privately-held manufacturer of specialty office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore(TM), Corel(TM), JG(TM) and DO3(TM) trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. Mity-Lite holds an option to put back its investment in DO Group to the DO Group officers at any time until May 15, 2000. At the conclusion of the put option period and if the put option has not been exercised, the majority owners of DO Group will have the right to convert their 50.1 percent interest in DO Group into 115,000 shares of Mity-Lite common stock, at which time DO Group will become a wholly-owned subsidiary of Mity-Lite.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     NET SALES. The Company's first quarter fiscal 2000 net sales of $11,223,000 were up 46 percent as compared with the first quarter net sales in
the prior fiscal year.   Multipurpose room sales increased 12 percent and
represented 76 percent and 100 percent of net sales for the first quarter ended June 30, 1999 and 1998, respectively. Specialty office seating and systems sales, related to CenterCore's operations, represented 16 percent of net sales for the first quarter ended June 30, 1999. Health care chair and accessories sales, related to Broda's operations, represented 8 percent of net sales for the first quarter ended June 30, 1999. International sales represented 11 percent and 12 percent of net sales for the first quarter ended June 30, 1999 and 1998, respectively. The overall sales increase has resulted from increased sales in the education, hospitality and church markets as well as sales from the recent Broda and CenterCore acquisitions.

     GROSS PROFIT. Gross profit as a percentage of net sales increased over the prior year by 2 percentage points, to 38 percent for the three months ended June 30, 1999. The majority of the increase was the result of a higher average sales price on multi-purpose room products, lower material costs and higher labor efficiencies as well as a higher gross margin associated with health care seating products. The increase in gross profit was partially offset by transition and relocation costs associated with the CenterCore purchase as well as a lower gross profit due to writing off the inventory purchase adjustment.

     SELLING EXPENSES. Selling expenses were 17.6 percent of net sales in the first quarter of fiscal 2000 as compared to 12.8 percent for the first quarter of the prior fiscal year. Actual expenses increased by $996,000 or 101 percent. The increase was primarily due to increased selling costs for health care seating and call center systems products resulting from the recent acquisitions and one-time transition costs associated with CenterCore. Multipurpose room furniture selling costs increased by $168,000 over the prior fiscal year. This increase resulted from higher costs for commissions and salaries due to the higher sales volume as well as increased costs for sales samples and advertising. This increase was partially offset by lower costs for outside services.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 5.5 percent of net sales for the first quarter of fiscal 2000 as compared to 4.0 percent for the first quarter of the prior fiscal year. Actual spending increased by 104 percent, or $316,000. This increase was primarily due to increased general and administrative costs associated with Broda and CenterCore. Multipurpose room furniture costs increased by $39,000 or 13 percent due to additional personnel related expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2.1 percent of net sales for the first quarter of fiscal 2000 as compared to 1.6 percent for the first quarter of the prior fiscal year. Actual spending increased by 97 percent, or $116,000. The increase was due to increased outside services costs and prototyping costs in the multipurpose room operations, as well as additional research and development costs associated with Broda and CenterCore.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $189,000 for the first quarter of fiscal 2000. First quarter interest income was $64,000, a decrease of $47,000 from the first quarter of the prior fiscal year. The decrease was due to interest earned on the lower cash balance held in the current fiscal year due to cash being used for the Broda and CenterCore acquisitions. The Company had interest expense of $8,000 for the first quarter of fiscal 2000. The Company also recognized income of $142,000 from its investment in DO Group, Inc. The Company bought a 49.9 percent interest in the DO Group on March 31, 1997. The Company's proportionate share of DO Group's net income for the three months ended June 30, 1999 was an increase of $2,000 over the same prior year period. In addition, the Company recognized a gain of $1,000 on the disposal of certain fixed assets and a loss of $10,000 on currency exchange.

     NET INCOME. For reasons stated above, the Company's fiscal 2000 first quarter net income of $1,016,000 increased $17,000, or 1.7 percent over first quarter net income in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $5.79 million at June 30, 1999 as compared to $8.03 million at March 31, 1999. The Company also holds available-for-sale securities totaling $1.05 million at June 30, 1999 as compared to $3.90 million at March 31, 1999. The decrease in cash and cash equivalents was due primarily to the CenterCore acquisition ($5.34 million) in April 1999, the purchase and retirement of common stock ($0.60 million), an increase in acquisition advances ($0.41 million), purchases of property and equipment ($0.29 million) and the pay off of long term debt associated with Broda ($0.15 million). This decrease was partially offset by cash generated from operations ($1.46 million), net sales of available-for-sale securities ($2.84 million), an increase in bank operating loan associated with Broda ($0.20 million) and net proceeds related to the exercise of stock options ($0.06 million).

     Historically, the Company has financed its growth through cash from operations. The Company also has a revolving credit facility with Zions First National Bank. The credit facility, which expires on December 5, 1999, allows the Company to draw up to $3,000,000. As of June 30, 1999, the Company had no amounts drawn under this facility. The Company's subsidiary, Broda Enterprises, also has a line of credit. The limit on this facility is $670,000. As at June 30, 1999, $488,000 of this line was outstanding. Both credit facilities requires the maintenance of certain financial ratios and levels of working capital, all of which were met as of June 30, 1999.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company is pursuing acquisitions of product lines or companies with complementary product lines. The Company's working capital requirements may significantly increase following consummation of an acquisition. No assurances are or can be given that the Company's capital resources will be sufficient to fund the future needs of the Company and its affiliates following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 1999, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $989,000. There is no assurance that such options will be exercised.

     The Company's material cash commitments at June 30, 1999 include current liabilities of $4.83 million to be repaid from funds generated from operations and the potential $0.40 million contingent consideration as part of the Broda acquisition. Current liabilities consist of $0.49 million in a bank line of credit, $1.89 million in accounts payable, $1.09 million in accrued payroll, $0.63 million in income tax payable, $0.45 in accrued expenses and $0.28 million in other accruals. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $7,218 Canadian (approximately US $4,700) per month through August 2000. In addition, in October 1998 the Company was authorized by the board of directors to repurchase up to 100,000 shares of Mity-Lite common stock. Approximately 14,000 shares remain to be purchased under the repurchase program.


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

     The Company completed a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company has tested these systems and believes that they are Year 2000 compliant. The Company plans to test any newly acquired systems. The Company has also obtained assurances and will continue to obtain assurances from vendors that timely updates will be made available to make all remaining purchased software and upgrades Year 2000 compliant.

     The Company has utilized and will continue to utilize internal resources to test all of its software for Year 2000 compliance and, where necessary, upgrade or replace noncompliant systems. For existing systems, this project has been completed. The estimated cost of this project, including the cost of new systems which will be capitalized, is less than $40,000. To date, $25,000 of this amount has been expensed, and $5,000 has been capitalized. This cost has been funded though operating cash flows. Failure by vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. In the event of such failure, the Company may lose certain customers, vendors and suppliers, and such third parties may not be able to perform their obligations to the Company in a timely and efficient manner. The Company may also suffer a decrease in manufacturing efficiency and manufacturing and inventory control efficiency. The Company is currently assessing and evaluating back-up plans in the event the Year 2000 problem does materially affect the Company's operations.

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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this quarterly report relate to: (i) the Company's expectation that it will be able to continue to increase net sales of table products and expand its share of the market for lightweight, durable, folding leg tables and achieve relative profitability over time, (ii) the Company's anticipation that it will be able to attract new customers, (iii) the Company's intentions to expand into new markets, (iv) the Company's ability to locate and consummate acquisitions of product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations following consummation thereof, including the successful integration of the Broda Enterprises Inc. acquisition into the Company's operations, (v) the Company's expectations that it will be able to successfully address any issues relating to the Year 2000 problem, including
(a) the Company's ability to timely and adequately test its systems and confirm compliance of third party systems affected by the Year 2000 problem, and (b) the Company's ability to remedy any material Year 2000 problems and remedy such problems in a manner that will not materially affect the Company's financial condition or results of operations, (vi) the Company's intention to expand and introduce new product lines to existing customers, (vii) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments, and (viii) the Company's expectation that it will have sufficient capital resources for the next 12 months.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic or business conditions or the Company's inability, for any reason, to introduce new products or implement its marketing strategies, (b) management's ability to manage effectively the Company's growth, (c) the Company's ability to expand successfully into new markets such as in the health care seating and seating accessories market, (d) import restrictions and economic conditions in the Company's foreign markets, (e) increased competition in the Company's existing and future markets, (f) increased expenditures required to address the Year 2000 issue and a material adverse impact on the Company's material suppliers, customers or manufacturing partners resulting from the Year 2000 problem, (g) the market's acceptance of additional products such as multipurpose room furniture, (h) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (i) the Company's ability to source acceptable raw materials at current prices, (j) increased product warranty service costs if warranty claims increase as a result of the Company's new manufacturing bonding process or for any other reason, (k) the Company's ability to refine and enhance the quality and productivity of its manufacturing process, (l) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, and (m) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations.

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

                        PART II:  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
              11.1  Computation of Net Income per Share
              27    Financial Data Schedule

         (b)  Reports on Form 8-K:
              On April 23, 1999 the Company filed a current report on Form 8-K relating to its acquisition of certain assets and obligations of The CenterCore Group, Inc.

              On June 16, 1999 the Company filed an amendment of the current report on Form 8-K relating to its acquisition of certain assets and obligations of The CenterCore Group, Inc.



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY-LITE, INC.


Date: August 9, 1999                    /s/ Gregory L. Wilson
                                        -------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: August 9, 1999                    /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)