Form 10-K
period 2000-03-31
MITY LITE INC
filed 2000-06-29
CIK 921030

               United States Securities and Exchange Commission
                            Washington, D.C. 20549
             ----------------------------------------------------
                                   Form 10-K
(Mark One)
       [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
              For the fiscal year ended March 31, 2000
                                        OR
       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
                 For the transition period from             to

                        Commission file number 0-23898
             ----------------------------------------------------
                                  MITY-LITE, INC.
              (Exact name of registrant as specified in its charter)
              Utah                                          87-0448892
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                              1301 West 400 North
                                Orem, Utah 84057
               (Address of principal executive offices, zip code)
     Registrant's telephone number, including area code:  (801) 224-0589
             ----------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                        Common Stock, par value $.01
             ----------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $71,957,000 (computed using the closing price of $14.25 per share of Common Stock on June 6, 2000 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 5,049,632 shares of the registrant's Common Stock, par value $.01 per share, outstanding on June 6, 2000.
     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 17, 2000, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2000, are incorporated by reference in Part III of this Annual Report on Form 10-K. Portions of the Registrant's Annual Report to Shareholders filed as Exhibit 13 to this filing are incorporated by reference in Part II of this Annual Report on Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

BACKGROUND

     Mity-Lite, Inc. ("Mity-Lite" or the "Company") designs, manufactures and markets innovative Institutional furniture created to meet the efficiency needs of its customers. The Company focuses on providing premium quality furniture products to niche markets. The Company's product lines include multipurpose room furniture, specialty office seating and systems and health care seating. Mity-Lite sells its line of multipurpose room furniture both domestically and internationally in educational, recreational, hotel and hospitality, government, office, health care, church and other public assembly markets. The Company sells its specialty office seating and systems products domestically and internationally in the call center, high-density office use, corporate and dispatch markets. Mity-Lite sells its health care seating mainly in Canada and the U.S. in the long term health care market.


INSTITUTIONAL FURNITURE PRODUCTS

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture is marketed under the Mity-Lite trade name and consists of lightweight, durable, folding leg tables, stacking chairs and other related products used in multipurpose rooms. The Company has developed and currently manufactures and markets 50 different plastic table sizes which come in three standard and a variety of custom colors. These tables are made with several different folding leg and custom color options. The Company has successfully applied engineering grade plastics and sophisticated manufacturing and assembly methods to the production of tables that weigh less and are more durable than competing particle board or plywood table products of similar size. The Company's plastic tables are manufactured using abrasion, stain and water resistant materials. The Company's cornered tables are constructed using the Company's proprietary high-impact corners which can withstand a two foot drop without sustaining debilitating damage. All of the Company's plastic tables include reinforced edging. Cornered tables are equipped with non-skid pads which facilitate stacking and storage. Management believes the Company's plastic table products appeal to its customers because they are durable, lightweight, easy to handle and attractive.

     The Company also manufacturers and sells Elite(TM) tables. The Elite(TM) table is a distinctive, lightweight, folding leg wood conference style table. The table is constructed of real wood veneers or high pressure laminates, PVC or solid wood edges and a composite honeycomb core. The Elite(TM) line provides easily removable elegant tables for offices, conference and training rooms.

      In addition to its table products, the Company currently offers three lines of stacking chairs: the MityTuff(R), the MityStack(TM), and the MityHost(TM). The MityHost(TM) chair line is manufactured in-house while the Company's other chair lines are purchased from suppliers and marketed under the Mity-Lite name. In November 1999, the Company introduced a new line of folding chairs under the trade name of SwiftSet(TM). This chair is manufactured in-house and has a plastic seat and back designed to be more comfortable, durable and lightweight than other folding chairs. In addition to lightweight, durable tables and chairs, the Company manufactures and markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

     SPECIALTY OFFICE SEATING AND OFFICE SYSTEMS. On April 9, 1999, the Company, through its wholly-owned subsidiary, C Core, Inc. acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high-density office use environments.

     The Company's office products include a line of cluster furniture, designed to improve productivity and save space in offices and call center environments. CenterCore was the originator of the "cluster concept" office furniture designed for high-density Institutional environments, call centers, as well as the federal government. Within the C Core product line are two product families. The circular Spacemaker2000(TM) system pioneered by CenterCore provides a simple, cost-conscious solution to meet the needs of call center operations. The Tec2000(TM) system provides an array of different applications for support staff, supervisors and managers, receptionists and team conferences. It is available in a wide variety of shapes and sizes. Tec2000(TM) combines privacy panels, free-standing modules and storage options. Tec2000(TM) can also integrate with Spacemaker2000(TM) furniture for high-density work environments.

     Also included in specialty office seating and office systems is Mity-Lite's wholly-owned subsidiary, DO Group, Inc. ("DO Group"), headquartered in Elkhart, Indiana. Mity-Lite acquired its initial equity interest in DO Group, Inc. in March 1997 and acquired the remainder of DO Group on April 1, 2000.
DO Group markets its products under the Domore(TM), DO3(TM) Systems, Domore Dispatch Seating(TM), JG Auditorium Seating(TM), Corel Corporate Seating(TM) and DesignSeating(TM) trade names. DO Group operates manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

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

     DO Group's seating products are marketed under the Domore(TM), JG(TM), Corel(TM), Stature Seating(TM) and DesignSeating(TM) trade names and consist of ergonomic office task, executive, intensive use, fixed, auditorium and custom seating lines. Management believes that Domore(TM) is a market leader in intensive use seating, i.e. seating that is used three shifts per day, seven days per week. Domore(TM) seating includes a unique proprietary control, spring cushion seat and lumbar support as well as many other ergonomic features. Domore(TM) offers a full line of electrostatic discharge intensive use seating for the electronic dispatch environments.

     Domore(TM) offers a complete line of big and tall seating for office and 24 hour use. DO Group believes that it provides the only office seating tested to 800 pounds capacity in today's market. Through its JG Auditorium Seating line, DO Group offers a range of four lines of auditorium and classroom seating. The seating is ideal for theater, auditorium, court room and classroom applications. The JG name is known for its high quality, premium priced seating. Through its Corel product line, DO Group offers a wide range of value priced ergonomic task, intensive use, stacking and side chairs. Corel products are designed for industrial environments.

     On April 6, 2000, Mity-Lite merged DO Group and C Core (CenterCore). The new subsidiary is called DO Group Inc. and has been organized into two
divisions   dispatch seating and systems.

     HEALTH CARE SEATING. Through its wholly-owned subsidiary, Broda Enterprises, Inc., the Company designs, manufactures and markets health care seating and accessories used in long term health care facilities located primarily in the United States and Canada. Broda has developed and manufactures ten different health care chair lines. Most chair models come in two standard sizes and six standard colors. The Company also custom manufactures other sizes and colors of its standard health care seating products.

     Broda's high end seating products offer a combination of features which differentiate them from the competition. Broda chairs have been tested for interface pressures and stability which, combined with their rigid and durable design, make Broda chairs suitable seating for long term care residents including those with Huntington's Chorea Disease, Alzheimer's or Acquired Brain Injury. In addition, nursing home residents susceptible to skin breakdown, suffering from loss of upper body strength, or with other conditions which might otherwise restrict them to bed or place them at risk of self injury or falls, can be safely and comfortably seated in a Broda chair.


MARKET OVERVIEW

     Based upon management's analysis of companies known to sell multipurpose room furniture and based upon management's experience and contacts in its industry, management estimates that the domestic market for multipurpose room furniture exceeds $1.5 billion annually. It is estimated that folding tables alone make up over $400 million of this domestic market. Chairs and other related seating products are estimated to account for approximately $1 billion of the estimated domestic multipurpose room furniture market. Other products such as staging, risers, partitions, podiums, and flooring account for the balance of the estimated domestic market.

     In the office seating and systems market, the Company has positioned itself as a niche supplier of specialty office seating and office system products. Based upon independent research from professional organizations like the Business and Institutional Furniture Manufacturers Association, management believes the office system market is approaching $4.5 billion. Management believes that office seating is a $3.3 billion market.

     In the health care seating market, management estimates that in the United States and Canada there are over 28,000 nursing homes with over 1.8 million beds. Nursing homes and individuals residing in nursing homes represent the typical Broda customer. In addition, Broda's market can include chronic care, psychiatric care or long term care facilities. Management estimates that the total North American market for its current products is $60 million.

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

     The Company's plastic table products are sold with a twelve-year pro-rata warranty covering materials and workmanship. The MityTuff(R) is sold with a seven-year warranty covering materials and workmanship. The MityStack(TM) and SwiftSet(TM) are sold with a ten-year warranty covering materials and workmanship. The MityHost(TM) is sold with a ten-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery.

     SPECIALTY OFFICE SEATING AND OFFICE SYSTEMS. The Company's specialty office seating and office systems, are marketed directly through an in-house sales force consisting of in-house sales representatives, field sales representatives and telesales personnel, and indirectly through GSA dealers, independent office product dealers, independent representatives, catalogue distributors and specialty dealers. The Company also sells products directly and indirectly to state governments and to the United States government through the General Services Administration. Sales to state and federal government agencies are on fixed terms and are not subject to price renegotiation. The Company promotes its specialty office seating and office systems products through print advertising, trade shows, mass mailings, internet sites and telephone solicitations targeted to specific niche markets. C Core's products carry a five year warranty covering materials and workmanship.

     The Company's specialty office seating and office systems sales organization, including the Company's DO Group subsidiary, consists of 15 in-house sales and field sales representatives, 19 telesales personnel, and over 100 independent representatives and dealers. In house sales personnel are compensated by a combination of salary and incentive bonus. Limited quantities of select finished goods inventories are maintained at the Company's principal manufacturing plants. DO Group markets its products through independent representatives and dealers, and to targeted, select national accounts. DO Group also sells its intensive use seating through an in-house staff of trained sales and customer service personnel to selected markets. DO Group's sales are concentrated among a few key customers. Two customers represented 49 percent of DO Group's sales in fiscal 2000.

     HEALTH CARE SEATING. The Company markets its health care seating products to end users and care givers in health care markets through its own sales representatives and independent manufacturer's representatives, distributors and retailers of durable medical equipment. The Company currently employs ten full-time sales and customer service employees and 27 independent manufacturing representatives and distributors. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to health care professionals. The Company has a sampling program and provides prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.


INTERNATIONAL SALES

     Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its table products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 1998, 1999, and 2000, the Company's international sales accounted for 7.8 percent, 11.0 percent and 11.3 percent of the Company's total net sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Mexico, Brazil, Venezuela, Peru, Argentina, Colombia, Dominican Republic, England, France, Jordan, United Arab Emirates, Hong Kong, China, Korea, Taiwan, Singapore and Malaysia. Over 50 percent of health care seating sales are in Canada with all but three percent of the remaining amount being United States sales.

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

     The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions and final assembly of the components. The MityTuff(R) and MityStack(TM) chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. The MityHost(TM) stacking chair and SwiftSet(TM) folding chair are manufactured in-house at the Company's facility in Orem, Utah.

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

     HEALTH CARE SEATING. The Company's manufacturing process for its health care seating products includes such metal fabricating processes as welding, bending, punching, drilling and polishing. The Company also performs cut and sew operations to produce its chair cushions and accessories. Metal components are typically chrome plated, zinc plated or painted for corrosion protection by outside suppliers. Components purchased for assembly into chairs such as casters, gas springs, cables and plastic parts are generally made to the Company's custom specifications.

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


COMPETITION

     The markets in which the Company participates are highly competitive.
The Institutional furniture industry consists of a fragmented group of large manufacturers and a host of smaller manufacturers. The health care chair industry includes a fragmented group of major medical device manufacturers and many small manufacturers.

     MULTIPURPOSE ROOM FURNITURE. Management believes that customers purchase the Company's plastic tables primarily because of product performance, reputation, on-time delivery, warranty service and perceived value. The Company markets its table products based primarily on product performance (lightweight and durable) and reputation, not price. The Company's average table price is generally higher than the average price of competing particle board, plywood or metal table products of its competitors. The Company believes that it has a respected reputation for product quality, convenience and customer service and that for these reasons, end users often choose its table products over competitors' lower cost table products. Because only certain elements of the Company's table design are patented, the Company's tables may be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. Introduction of similar products by low cost producers would put price and profit margin pressure on the Company which would have a material adverse effect on the Company's results of operations. Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Krueger International, Falcon Products, Inc., SICO and Virco Manufacturing Corporation which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Krueger International, Inc., U.S. Industries (Samsonite), Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc. which produce particle board tables; and Falcon Products, Inc., Midwest Folding Products, and Palmer-Snyder, Inc., which produce plywood tables.

     Management believes that customers purchase the Company's multipurpose room chair products primarily because of product performance, reputation, warranty service and convenience. The market for Institutional chairs is highly competitive and very fragmented. The Company believes that its new folding chair line has technological and performance advantages over its competitors. Although the Company's other chair lines do not offer the same advances as the Company's table and folding chair products, the Company believes they do have distinct selling features. Among the Company's primary competitors in the multipurpose chair market are Steelcase, Falcon Products, Inc., Virco Manufacturing Corporation, Artco-Bell Corporation, Globe Business Furniture, Shelby Williams Industries, Inc., Krueger International, Inc., U.S. Industries (Samsonite), Clarin, a division of Greenwich Industries, and Meco Corporation.

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


INTELLECTUAL PROPERTY

     The Company has been granted two utility patents relating to the construction of its table tops. A design patent has been granted and six utility patents are pending on the SwiftSet(TM) chair. Utility patents relating to the function of its newest most functional health care chair model and flipdown footrest have also been granted in the United States and Canada. Utility patents on the Company's new mobility oriented health care chair are pending, although a design patent in Canada has been granted. A design patent
for this chair is still pending in the United States.   A design patent has
been granted for the flipdown footrest in both the U.S. and Canada. The Company has also acquired the rights to a patent on Airflow 2000, a temperature blending and breathing zone filtration system which helps facility managers address indoor environmental concerns resulting in increased employee performance levels. The Company has chosen not to apply for international patent protection for the two table concepts. The Company does not believe this will have a material adverse effect on the Company. The Company believes that aspects of its manufacturing processes are trade secrets of the Company. The Company relies on trade secret law and nondisclosure agreements to protect its trade secrets. The Company does have international patents on the two health care chairs pending for Canada, Japan, Germany, United Kingdom, and France. The Company has been granted a design patent on its geriatric accessory tray for Canada and the United States. A design patent has been granted for a health care chair back and is pending for Canada. The stylized word BRODA(TM) has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's Comfort Tension Seating(TM) has been trademarked in Canada and the U.S. The Pedal
Chair(TM) trademark has been applied for in the U.S. and Canada.   The Company
believes that its patents and trade secrets provide competitive advantages. The Company claims common law trademark rights in the trademarks Elite(TM), MityStack(TM), MityHost(TM), SwiftSet(TM), Xpeditor(TM), Xtreme Edge(TM) and MitySnap(TM). The Company has a registered trademark on MityTuff(R) and the name Mity-Lite(R). Except for the SwiftSet(TM), the Company does not own patent rights on any of its multipurpose room chair products.

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


EMPLOYEES

     As of March 31, 2000, the Company had 316 full-time employees. Except for certain executive officers, all of the Company's employees are employed at will. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.

     In addition, DO Group employed 190 full-time people at March 31, 2000. Of this total, 57 are represented by the Carpenters Union and 28 are represented by the Steelworkers Union.


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

     COMPANY GROWTH AND ACQUISITIONS. The Company's financial performance may be harmed if it is unable to effectively manage its existing operations or anticipated growth. The Company has grown significantly since fiscal 1998 with net sales increasing to $25.3 million in fiscal 1998, $29.5 million in
fiscal 1999 and $47.5 million in fiscal 2000.   Mity-Lite also recently added
substantial operations through the Broda Enterprises, CenterCore, and DO Group acquisitions and intends to continue to pursue other complementary acquisitions. The Company's growth and acquisitions have strained its management team and other resources. Mity-Lite faces significant challenges integrating the recent acquisitions into its operations, any of which could adversely affect its revenue and earnings.

     PRODUCT LINE EXPANSION STRATEGIES; ENTRY INTO NEW MARKETS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary Institutional furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. The Company currently has no commitments, agreements or understandings with respect to any acquisitions of product lines or of companies with complementary products or businesses. The Company's ability to increase penetration of the domestic table market depends in part on the Company's ability to expand its in-house sales and customer service staff and locate and hire qualified personnel. No assurances can be made that the Company will be able to expand its product lines and its sales force and further penetrate its markets.

     RAW MATERIAL PRICES AND SOURCES. Both the plastic used in the Company's products and the tubing used in the Company's table and chair legs are manufactured according to Company specifications. The Company's castors for its health care seating are also manufactured to its specifications by a single supplier. The Company's control units for its intensive use seating are proprietary. Mity-Lite's multipurpose room operations intend to operate without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that necessary materials are generally available from alternate suppliers. However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations. Price increases for raw materials used in the Company's products would put pressure on the Company's profit margins if the Company were unable to pass such price increases through to customers.

     WARRANTY SERVICE COSTS. The Company's warranty service costs for fiscal years ended March 31, 1998, 1999, and 2000 totaled 1.5 percent of net sales or $373,000, 1.6 percent of net sales or $463,000 and 1.2 percent of net sales or $574,000, respectively. The Company intends to continue to offer warranties covering materials and workmanship on its existing products and anticipates providing a warranty covering materials and workmanship for all complementary product lines developed or acquired by the Company. While the Company has implemented improved quality control measures that it expects will reduce warranty claims, it is possible that warranty servicing costs will increase in future periods. Furthermore, the Company is not in a position to anticipate the additional warranty service costs that may be incurred as a result of the Company's expansion into new or complementary product lines.
The Company also cannot predict what the future warranty costs will be with respect to product lines from recent acquisitions.

     C CORE, INC. As part of the strategy of acquiring the assets of The CenterCore Group, Inc., the Company closed the manufacturing and corporate headquarters of CenterCore. Manufacturing was moved to Marked Tree, Arkansas and the headquarters, to Elkhart, Indiana. The business operations of C Core have been adversely affected by the transition. The Company has plans in place to continue to address its concerns with C Core. However, continued interruptions and transitional issues may harm the Company's operations as a whole.

     FUTURE VARIATIONS IN OPERATING RESULTS. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, and transact additional acquisitions. Various factors, including acquisition related expenses, amortization of goodwill, the ability to find and train qualified personnel, operational transitions, timing of new product introductions and the cost of penetrating new markets and changes in product mix, may have an adverse effect on the Company's results of operations. While the Company believes that the addition of new product lines will increase the Company's long term profitability, there can be no assurance that the Company will continue to experience profitability at historical rates. No assurances can be or are made that the Company will not experience temporary fluctuations in operations. While the Company has not experienced substantial negative variations in quarterly operating results during the fiscal years ended March 31, 1998, 1999 and 2000, no assurances can be made that the Company will not experience such quarterly variations in the future.

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

     FORWARD-LOOKING STATEMENTS. Certain statements made in the "Business" and "Management's Discussion and Analysis" portions of this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) the Company's expectation that it will be able to continue to increase net sales of table products and expand its share of the market for lightweight, durable, folding leg table and achieve gross margins on chair products slightly less than its gross margins on its table products, (ii) the Company's anticipation that it will be able to attract new customers, (iii) the Company's intentions to expand into new markets, (iv) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions together with its recent acquisitions into the Company's operations, (v) the Company's intention to expand and introduce new product lines to existing customers, (vi) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments and (vii) the Company's expectation that its cash from operations and other sources will be sufficient for its current needs.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic or business conditions impacting the demand for higher priced Institutional furniture products such as those offered by the Company, or the Company's inability, for any reason, to efficiently introduce new Institutional furniture products meeting the Company's quality and price standards or implement its marketing strategies, (b) management's ability to manage effectively the Company's growth, integrate the Broda, CenterCore, and DO Group acquisitions and manage the Company's geographically diverse operations, (c) the Company's ability to expand successfully into new markets such as in the specialty office seating and systems market and the health care seating and seating accessories market, (d) import restrictions and economic conditions in the Company's foreign markets, (e) increased competition in the Company's existing and future markets, (f) the market's acceptance of higher priced multipurpose room, specialty office and health care furniture, (g) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (h) the Company's ability to source acceptable raw materials on a just-in-time basis at current prices, (i) increased product warranty service costs if warranty claims increase as a result of the Company's new manufacturing processes, new product lines or for any other reason, (k) the Company's ability to refine and enhance the quality and productivity of its manufacturing process, (l) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, and (m) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations.

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


ITEM 2.  PROPERTIES

     The Company's corporate headquarters and multipurpose room furniture manufacturing facility are located in Orem, Utah (approximately 40 miles south of Salt Lake City). This facility consists of approximately 71,000 square feet of leased manufacturing, office, research and development and storage space located on approximately three acres of leased land. The facility and related real estate is leased from a trust, of which Gregory L. Wilson's uncle is one of the trustees, under a lease agreement for a five year term expiring in the year 2005. The base monthly lease payment is $17,100. The Company pays all maintenance costs, taxes and insurance. In addition, the Company purchased approximately nine acres of land across the street from its leased facility. The Company is currently building a 30,000 square foot office and manufacturing facility on this new property. The Company believes that by adding additional equipment and production shifts, its current facility will serve its multipurpose furniture manufacturing needs for the term of the lease. The Company currently anticipates that it will need additional office space within the next year and anticipates either leasing or constructing additional facilities for future expansion.

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

     The Company's new subsidiary, DO Group, has two facilities. Its headquarters and chair manufacturing operations are located in Elkhart, Indiana and are leased from a related party. This facility, consisting of approximately 80,000 square feet, and related real estate are leased under an agreement for a five year term expiring in the year 2002. The Company will then have the option of renewing the lease for five years upon the same terms and conditions for an amount mutually agreed upon. The base monthly lease payment is approximately $11,800. The Company pays all maintenance costs, taxes and insurance. DO Group's other facility consists of 135,000 square feet and is located in Marked Tree, Arkansas. This facility is owned by DO Group and includes its panel and systems manufacturing operations.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is the plaintiff in a suit against a former distributor of its health care seating products. The Company is also subject to a counterclaim by the defendant in such action and the Company intends to vigorously defend against this counterclaim. The Company does not believe that the resolution of such counterclaim will have a material impact upon its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                      PART II

Item 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

     The Company's Common stock is traded on the Nasdaq National Market System under the symbol MITY. The Company's Common Stock first began trading on April 29, 1994.







                                            High                Low
                                        -------------       -------------
     Fiscal Year Ended March 31, 2000:
         First Quarter . . . . . . . .     $17.33              $10.17
         Second Quarter. . . . . . . .      19.00               12.50
         Third Quarter . . . . . . . .      20.75               14.50
         Fourth Quarter. . . . . . . .      19.25               15.06

     Fiscal Year Ended March 31, 1999:
         First Quarter . . . . . . . .     $13.17              $10.67
         Second Quarter. . . . . . . .      12.33                9.67
         Third Quarter . . . . . . . .      11.50                8.04
         Fourth Quarter. . . . . . . .      10.67                8.67

     There were approximately 143 security holders of record as of June 6, 2000. In addition, management estimates that there were approximately 2,400 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and intends to retain earnings for use in the business and for potential acquisitions in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to the Company's 2000 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to the Company's 2000 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufacturers its products in the United States and Canada and sells its products in those markets as well as in other countries. Most of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 2000, approximately 4.0 percent of the Company's net sales and 6.3 percent of the Company's expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2000. The Company generally does not hedge its foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to the Company's 2000 Annual Report to Shareholders, extracts of which are attached as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None to report.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2000 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2000 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2000 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2000 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report

          (1)  Financial Statements

               See "Item 8 - Financial Statements and Supplementary Data" and "Exhibit 13 - 2000 Annual to Shareholders" for Financial Statements included with this Annual Report on Form 10-K.

          (2)  Financial Statement Schedules

               Schedule II - Valuation and Qualifying Accounts

               All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

          (3)  Exhibits

                              INDEX TO EXHIBITS

Exhibit No.                      Description                         Location
-----------  ------------------------------------------------------  --------
   2.1       Contribution Agreement dated as of March 24, 1997 by
             and among Estate of Chester E. Dekko, David Kebrdle,
             Dennis and Mary M. Kebrdle, Domenic and Martha S.
             Federico, ChiCol Group, Inc., DO Group, Inc., Sican
             Corp., Sican II Corp., DO Group Holding, Inc. and
             Mity-Lite, Inc.                                            (5)
   2.2       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Xaio, Inc.                     (5)
   2.3       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Ellman Equities, Inc.          (5)
   2.4       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Key Equity Capital
             Corporation                                                (5)
   2.5       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and National City Capital
             Corporation                                                (5)
   2.6       Stock Purchase Agreement dated as of March 13, 1997
             between Mity-Lite, Inc. and Cardinal Development
             Capital Fund I                                             (5)
   2.7       Term Loan Agreement dated as of March 24, 1997
             between Mity-Lite, Inc. and Sican Corp.                    (5)
   2.8       Put Agreement dated as of March 24, 1997 by and
             among Mity-Lite, Inc. and Dennis Kebrdle, David
             Kebrdle, Domenic Federico, ChiCol Group, Inc., Sican
             II Corp., and DO Group, Inc.                               (5)
   2.9       Stock Purchase Agreement dated as of November 20,
             1998, by and among Mity-Lite Acquisition Corp. and
             Stephen E. Brotherston, Glenn C. Brotherston, Ian D. Brotherston, Margaret E. Brotherston and Sandra L.
             Brotherston                                                (9)

   2.10      Asset Purchase Agreement dated as of April 9, 1999,
             by and among The CenterCore Group, Inc., a Delaware Corporation, Fleet Capital Corporation, a Rhode Island Corporation, and C Core, Inc., a Utah Corporation and
             wholly-owned subsidiary of Mity-Lite, Inc.               (10)
   2.11      Form of Assignment Agreement by and among BOCCC, Inc.,
             a Utah Corporation and wholly-owned subsidiary of
             Mity-Lite, Inc., and various parties holding subordinated
             debt instruments of The CenterCore Group, Inc.  This form
             of Assignment Agreement is substantially the same
             agreement that was signed by BOCCC, Inc. and nine
             different subordinated debt holders.                     (10)
   2.12      Stock Purchase Agreement, By and Among DO Group Holding,
             Inc., David Kebrdle, Mary M. Kebrdle, Martha S. Federico, Estate of Chester E. Dekko, Dennis Kebrdle, Domenic
             Federico and Mity-Lite, Inc. dated March 17, 2000        (12)
   3.1       Amended and Restated Articles of Incorporation of
             the Registrant                                            (1)
   3.2       Amended and Restated Bylaws of the Registrant             (1)
   3.3       First Amendment to the Amended and Restated Bylaws
             of Registrant                                             (1)
   4.1       Form of Stock Certificate                                 (1)
  10.1       Revolving Note dated March 16, 1992 and Revolving
             Loan Agreement dated March 16, 1992 between the
             Registrant and First Security Bank of Utah, N.A.          (1)
  10.2       Modification Agreement dated March 16, 1993 between
             the Registrant and First Security Bank of Utah, N.A.      (1)
  10.3       Lease Agreement dated November 1, 1993 between the
             Registrant and the Walter M. and Orpha M. Lewis Family
             Trust                                                     (1)
  10.4       Trademark License dated November 23, 1993 between the
             Registrant and R.D. Werner Co., Inc.                      (1)
  10.5       Solicitation, Offer and Award Contract between the
             Registrant and the General Services Administration
             Federal Supply Service dated January 27, 1992 (issued
             March 6, 1990) and Amendments thereto dated January
             27, 1992 (effective July 16, 1990), January 27, 1992
             (effective December 1, 1990), January 27, 1992
             (effective December 28, 1991) and the Revision of
             August 24, 1992                                           (1)
  10.6       Notice of Contract Award dated June 23, 1993 between
             the Registrant and the Commonwealth of Virginia,
             Department of General Services Division of Purchases
             and Supply                                                (1)
  10.7       Agreement dated July 26, 1990 between the Registrant
             and the State of Utah, Department of Administrative
             Services and Revisions thereto dated March 8, 1991,
             June 5, 1991, and May 19, 1992 and March 10, 1993         (1)
  10.8       Agreement dated December 17, 1991 between the
             Registrant and the Air Force Nonappropriated Fund
             Purchasing Office                                         (1)
  10.9 Purchasing Contract effective October 1, 1993 between the Registrant and The Corporation of the Presiding Bishop of
             The Church of Jesus Christ of Latter-Day Saints           (1)
  10.10      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of May 21, 1993
             between Registrant and Gregory L. Wilson                  (1)
  10.11      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of May 21, 1993
             between Registrant and Stanley L. Pool                    (1)
  10.12      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of May 21, 1993
             between Registrant and Kenneth A. Law                     (1)
  10.13      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of February
             16, 1994 between Registrant and Brent Bonham              (1)
  10.14      Employment Agreement with attached Proprietary
             Information Agreement dated effective as of February
             16, 1994 between Registrant and Bradley T Nielson         (1)
  10.15      1990 Stock Option Plan, as amended and Form of Stock
             Option Agreements                                         (1)
  10.16      Form of Indemnification Agreements between Registrant
             and officers and directors of Registrant                  (1)
  10.17      Form of Lock-up Agreements with Shareholders              (1)
  10.18      Form of Confidentiality Agreement entered into with
             employees of the Registrant                               (1)
  10.19      Key-Man Insurance Policy between the Company and
             Chubb Sovereign Life Insurance Company                    (1)
  10.20      Distributor Agreement between the Company and Sebel
             Furniture Limited dated February 14, 1994                 (2)
  10.21      Lease Agreement dated March 31, 1995 between the Company
             and the Walter M. and Orpha M. Lewis Family Trust         (3)
  10.22      Exclusive Distributor Agreement between the Company
             and Mobilite International Limited (aka Mity-Lite
             (Europe) Limited)                                         (3)
  10.23 Purchasing Contract effective October 1, 1995 between the Registrant and The Corporation of the Presiding Bishop of
             The Church of Jesus Christ of Latter-Day Saints           (4)
  10.24      Promissory Note dated December 6, 1995 between the
             Registrant and Zions First National Bank                  (4)
  10.25      Promissory Note dated October 27, 1995 between the
             Registrant and First Security Bank                        (6)
  10.26      Summary Plan Description and Basic Plan Document for
             the 1995 Mity-Lite,Inc. Employee Retirement Plan          (6)
  10.27      Promissory Note dated January 23, 1997 between the
             Registrant and Zions First National Bank                  (7)
  10.28      Modification Agreement (dated October 27, 1996) to
             Promissory Note dated October 27, 1995 between the
             Registrant and First Security Bank                        (7)
  10.29      Lease Agreement Amendment dated October 31, 1996
             between the Company and the Walter M. and Orpha M.
             Lewis Family Trust                                        (7)
  10.30      Promissory Note dated December 15, 1997  between the
             Registrant and Zions First National Bank                  (8)
  10.31      Modification Agreement (dated October 25, 1997) to
             Promissory Note dated October 27, 1995 between the
             Registrant and First Security Bank                        (8)
  10.32      1997 Stock Incentive Plan and Form of Agreements          (8)
  10.33      Promissory Note dated November 18, 1998 between the
             Registrant and Zions First National Bank                  (11)
  10.34      Promissory Note dated May 26, 2000 between the Registrant
             And Zions First National Bank
  11.1       Statement Regarding Computation of Per Share Earnings
  13 2000 Annual Report to Shareholders (only contains items incorporated by reference in this Annual Report on Form 10-K)

  21         Subsidiaries of the Registrant
  23.1       Consent of Deloitte & Touche LLP
  23.2       Consent of Crowe, Chizek and Company LLP
  27.1       Financial Data Schedule - Fiscal Year Ended March 31, 2000
  99         Independent Auditors' Report to the Directors of DO
             Group, Inc.
--------------------------------------------

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

(11) Incorporated by reference to the referenced exhibit number to the Company's Form 10-K for the year ended March 31, 1999.

(12) Incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 1, 2000.


     (b)  Reports on Form 8-K

          Form 8-K filed on April 14, 2000 to report acquisition of the 50.1 percent interest in DO Group, Inc.

     (c)  Financial Statement Schedules

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of Mity-Lite, Inc.:

We have audited the consolidated financial statements of Mity-Lite, Inc. and subsidiaries (the Company) as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 12, 2000; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Salt Lake City, Utah
May 12, 2000


                       MITY-LITE, INC. AND SUBSIDIARY
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                 Additions
                      Balance    Charged    Acquisitions
                      At         to Costs   from         Deductions  Balance
                      Beginning  and        Acquired     from        at End
                      of Period  Expenses   Companies    Reserves    of Period
                      ---------  ---------  -----------  ----------  ---------

ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:

  March 31, 2000      $395,000    $84,000   $988,000     $288,000   $1,179,000

  March 31, 1999      $259,000   $131,000    $25,000      $20,000     $395,000

  March 31, 1998      $161,000   $101,000       --         $3,000     $259,000

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on the 28th of June, 2000.

                                        MITY-LITE, INC.


                                        By:   /s/ Gregory L. Wilson
                                              -------------------------
                                              Gregory L. Wilson, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                       Title                      Date
      ---------                       -----                      ----

/s/ Gregory L. Wilson       Chairman of the Board,           June 28, 2000
---------------------       President
Gregory L. Wilson           and Director
                            (Principal Executive
                            Officer)

/s/ Bradley T Nielson       Chief Financial Officer and      June 28, 2000
---------------------       Chief Operating Officer
Bradley T Nielson           (Principal Financial and
                            Accounting Officer)

/s/ Ralph E. Crump          Director                         June 28, 2000
---------------------
Ralph E. Crump

/s/ Peter Najar             Director                         June 28, 2000
---------------------
Peter Najar

/s/ C. Lewis Wilson         Director                         June 28, 2000
---------------------
C. Lewis Wilson