Form 10-Q
period 2000-06-30
MITY LITE INC
filed 2000-08-11
CIK 921030

------------------------------------------------------------------------------

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

           -------------------------------------------------------

                                  Form 10-Q

(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to


                        Commission file number 0-23898

           -------------------------------------------------------

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

           -------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No

     There were 5,070,167 shares of the registrant's Common Stock, par value $.01 per share, outstanding on August 7, 2000.

------------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                MITY-LITE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  JUNE 30,         MARCH 31,
                                                    2000             2000
ASSETS                                          ------------     ------------
Current assets:
    Cash and cash equivalents. . . . . . . .     $   714,000      $ 6,141,000
    Accounts receivable, less allowances of
      $1,258,000 at June 30, 2000 and
      $1,179,000 at March 31, 2000 . . . . .      13,268,000        9,393,000
    Inventories. . . . . . . . . . . . . . .       6,967,000        1,410,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .       1,478,000        1,152,000
    Deferred income taxes, current . . . . .         887,000          234,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      23,314,000       18,330,000
Property and equipment, net. . . . . . . . .       6,780,000        4,169,000
Investment in affiliate. . . . . . . . . . .            --          1,672,000
Note receivable from affiliate . . . . . . .          14,000        2,127,000
Deferred income taxes. . . . . . . . . . . .         770,000             --
Intangible assets, net . . . . . . . . . . .       4,369,000        3,134,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $35,247,000      $29,432,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit. . . . . . . . . . .     $   140,000      $   319,000
    Accounts payable . . . . . . . . . . . .       2,897,000        2,227,000
    Accrued expenses and other current
      liabilities. . . . . . . . . . . . . .       3,831,000        2,210,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       6,868,000        4,756,000

Deferred income tax liabilities. . . . . . .            --            291,000
                                                ------------     ------------
Total liabilities. . . . . . . . . . . . . .       6,868,000        5,047,000
COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 5,070,167 at June 30,
      2000 and 4,823,582 at March 31, 2000 .          51,000           48,000
    Additional paid-in capital . . . . . . .      11,578,000        8,015,000
    Retained earnings. . . . . . . . . . . .      16,662,000       16,187,000
    Accumulated comprehensive income . . . .          88,000          135,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      28,379,000       24,385,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $35,247,000      $29,432,000
                                                ============     ============
         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                 THREE MONTHS ENDED JUNE 30,
                                                    2000             1999
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $16,561,000      $11,223,000
Cost of products sold . . . . . . . . . . . .     11,347,000        6,959,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .      5,214,000        4,264,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      2,605,000        1,978,000
    General and administrative. . . . . . . .        949,000          620,000
    Research and development. . . . . . . . .        258,000          235,000
                                                ------------     ------------
Total expenses. . . . . . . . . . . . . . . .      3,812,000        2,833,000
                                                ------------     ------------
Income from operations. . . . . . . . . . . .      1,402,000        1,431,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .        (21,000)          (8,000)
    Interest income . . . . . . . . . . . . .         23,000           64,000
    Equity in income of affiliate . . . . . .           --            142,000
    Other . . . . . . . . . . . . . . . . . .          9,000           (9,000)
                                                ------------     ------------
Total other income. . . . . . . . . . . . . .         11,000          189,000
                                                ------------     ------------
Income before provision for income taxes. . .      1,413,000        1,620,000
Provision for income taxes. . . . . . . . . .        543,000          604,000
                                                ------------     ------------
Net income. . . . . . . . . . . . . . . . . .    $   870,000      $ 1,016,000
                                                ============     ============
Basic earnings per share. . . . . . . . . . .    $      0.17      $      0.21*
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      5,070,167        4,800,405*
                                                ============     ============

Diluted earnings per share. . . . . . . . . .    $      0.16      $      0.20*
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      5,291,797        5,019,935*
                                                ============     ============


* Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                 THREE MONTHS ENDED June 30,
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $   870,000    $ 1,016,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       354,000        205,000
    Deferred tax expense . . . . . . . . . . . .      (194,000)        39,000
    Equity in income of affiliate. . . . . . . .          --         (142,000)
    Loss (gain) on disposal of equipment . . . .        (1,000)        (1,000)
    Tax benefit from exercise of stock options         633,000          9,000
    Changes in assets and liabilities (net of
     effects from purchase of CenterCore and DO
     Group):
      Accounts receivable. . . . . . . . . . . .      (269,000)      (614,000)
      Inventories. . . . . . . . . . . . . . . .    (1,068,000)        36,000
      Prepaid expenses and other current assets       (427,000)      (269,000)
      Accounts payable . . . . . . . . . . . . .    (1,235,000)       262,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .      (350,000)       920,000
                                                  ------------   ------------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . .    (1,687,000)     1,461,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .          --         (447,000)
Sales of available-for-sale securities . . . . .          --        3,289,000
Proceeds from sales of property & equipment. . .         2,000          1,000
Purchases of property and equipment. . . . . . .      (748,000)      (287,000)
Decrease (increase) in note receivable from
  affiliate. . . . . . . . . . . . . . . . . . .         8,000        (42,000)
Cash received from affiliate . . . . . . . . . .          --           27,000
Increase in acquisition advances . . . . . . . .          --         (408,000)
Purchase of CenterCore, (net of cash acquired. .          --       (5,342,000)
Purchase of DO Group, (net of cash acquired) . .    (2,127,000)          --
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (2,865,000)    (3,209,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .     2,310,000         57,000
Purchase and retirement of common stock. . . . .      (450,000)      (601,000)
Increase (decrease) in bank line of credit . . .    (2,683,000)       196,000
Decrease in long term debt . . . . . . . . . . .       (52,000)      (146,000)
                                                  ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .      (875,000)      (494,000)
                                                  ------------   ------------
Effect of exchange rate changes on cash. . . . .          --            1,000
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .    (5,427,000)    (2,241,000)
Cash and cash equivalents at beginning of period     6,141,000      8,029,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $   714,000    $ 5,788,000
                                                  ============   ============
        See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                 THREE MONTHS ENDED June 30,
                                                    2000             1999
                                                ------------     ------------
Cash paid during the quarter for
  income taxes                                    $ 27,000         $221,000

Cash paid for interest on long term
  debt                                                --           $  1,000



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,342,000. The fair value of the assets acquired was $3,767,000. The cost in excess of the fair value was $2,063,000. The resulting liabilities assumed totaled $488,000.


In April of 2000, the Company acquired the remaining 50.1 percent interest in the DO Group, Inc. for $2,127,000 in cash and approximately 41,000 shares of Mity-Lite common stock valued at the date of purchase at $677,000. The fair value of the assets acquired was $11,917,000. The cost in excess of fair value of the assets was $1,332,000. The resulting liabilities assumed totaled $7,208,000.


        See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2001.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for annual financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2000. Certain amounts in prior period financial statements have been reclassified to conform with current period presentations.


2.  INVENTORIES

     Inventories consisted of the following:

                                                  JUNE 30,         MARCH 31,
                                                    2000             2000
                                                ------------     ------------

               Materials and supplies . . . .    $ 5,302,000      $   866,000
               Work-in-progress . . . . . . .        976,000          170,000
               Finished goods . . . . . . . .        689,000          374,000
                                                ------------     ------------
                                                 $ 6,967,000      $ 1,410,000
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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management is evaluating the effect of SAB 101 on the Company's results of operations and financial position.

4.  RECENT ACQUISITIONS

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of call center furniture.

     Two wholly-owned subsidiaries of Mity-Lite completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $5.3 million. The final purchase price is still being determined and will be based on final asset values at closing. C Core will continue to design and market call center furniture under the CenterCore name. Product manufacturing has been transitioned to DO Group, Inc., a wholly-owned subsidiary of the Company. Included in the Company's prepaid expenses and other current assets are $854,000 in advances related to the CenterCore acquisition.

     BOCCC, Inc., also a Utah corporation and wholly-owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $500,000. The outstanding subordinated debt obligations of CenterCore totaled approximately $2,000,000 million at closing. Cash from the Company's general working capital was used to fund the purchases.

     The preliminary allocation of the purchase price resulted in approximately $2,063,000 of goodwill. The actual amount of goodwill recorded will vary based on the final purchase price allocation resulting from preacquisition contingencies related principally to post-closing purchase price adjustments which may result from the final determination of asset values and from any breaches of the sellers' representations, warranties or covenants.

     On April 1, 2000, Mity-Lite acquired the remaining 50.1 percent interest in the DO Group, Inc., a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore, DO3, JG, and Corel trade names.

     Mity-Lite exchanged approximately $2.2 million cash and 41,000 shares of Mity-Lite common stock for the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, Mity-Lite assumed approximately $2.5 million in a revolving credit line. The acquisition has been treated for accounting purposes as a step purchase. DO Group, Inc. has become a wholly-owned subsidiary of Mity-Lite, Inc. Cash from the Company's general working capital was used to fund the purchase.

     In conjunction with the DO Group acquisition, the Company merged C Core, Inc. with DO Group, Inc. The new subsidiary will retain the DO Group, Inc. name. Both DO Group and C Core produce office systems in a shared manufacturing facility in Marked Tree, Arkansas.

     On April 1, 2000, the Company also created a new corporation called MLI Acquisition, Inc. With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of Mity-Lite, Inc. were transferred to MLI Acquisition, Inc. MLI Acquisition, Inc. has become the operating company for the multipurpose furniture operations and is a wholly-owned subsidiary of the Company.

     The unaudited pro forma results of operations of the Company for the three months ended June 30, 2000 and 1999 (assuming the acquisition of DO Group, Inc. had occurred as of April 1, 1999) are as follows:

                                                 THREE MONTHS ENDED JUNE 30,
                                                    2000             1999
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $16,561,000      $13,914,000
Net income. . . . . . . . . . . . . . . . . .        925,000        1,091,000
Basic earnings per share. . . . . . . . . . .           0.18             0.23
Diluted earnings per share. . . . . . . . . .           0.17             0.22


5.  COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income," effective April 1, 1998, the beginning of its 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company's comprehensive income consists of foreign currency adjustments. For the three months ended June 30, 2000, net income exceeded comprehensive income by $47,000 related to foreign currency adjustments. For the three months ended June 30, 1999, comprehensive income exceeded net income by $43,000. Of this amount, $(10,000) was related to a holding loss on available-for-sale securities, and $53,000 was related to foreign currency adjustments.

6.  BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective with its 1999 fiscal year beginning April 1, 1998. Management views the Company as being two business segments: institutional furniture and healthcare seating with the former being the principal business segment. The institutional furniture business segment manufactures and markets lightweight, durable, folding leg tables, stacking chairs, folding chairs, specialty office systems and seating, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products.

     Reportable segment data reconciled to the consolidated financial statements for the three months ended June 30, 2000 and 1999 is as follows:


                                                THREE MONTHS ENDED JUNE 30,
                                                   2000              1999
                                               ------------      ------------
Net sales:
  Institutional furniture                       $15,599,000       $10,372,000
  Healthcare seating                                962,000           851,000
                                                -----------       -----------
                                                $16,561,000       $11,223,000
                                                ===========       ===========
Income from operations:
  Institutional furniture                       $ 1,238,000       $ 1,342,000
  Healthcare seating                                164,000            89,000
                                                -----------       -----------
                                                $ 1,402,000       $ 1,431,000
                                                ===========       ===========
Total assets:
  Institutional furniture                       $32,350,000       $22,500,000
  Healthcare seating                              2,897,000         3,082,000
                                                -----------       -----------
                                                $35,247,000       $25,582,000
                                                ===========       ===========
Depreciation & amortization expense:
  Institutional furniture                       $   310,000       $   163,000
  Healthcare seating                                 44,000            42,000
                                                -----------       -----------
                                                $   354,000       $   205,000
                                                ===========       ===========
Capital expenditure, net:
  Institutional furniture                       $   711,000       $   282,000
  Healthcare seating                                 37,000             5,000
                                                -----------       -----------
                                                $   748,000       $   287,000
                                                ===========       ===========

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The Company designs and manufactures institutional furniture and markets these products in niche markets. The Company's product lines consist of multipurpose room furniture, healthcare seating, call center furniture, specialty office seating, office systems and dispatch furniture. In addition, the Company continues to pursue acquisitions of product lines or companies that will be complementary to the Company's businesses.

     The Company's multipurpose room furniture is marketed under the Mity-Lite trade name. It consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. The stacking chairs are marketed under the MityTuff(R), MityStack(TM), and MityHost(TM) trade names. Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with the chair manufacturers while others are manufactured and/or assembled in the Company's Orem, Utah facility. In November 1999, the Company introduced a new line of folding chairs. This chair line is manufactured in-house and is marketed under the SwiftSet(TM) trade name. Historically, Mity-Lite's growth has come from an expanding base of new customers and from increasing sales to existing customers in this segment of the business. The multipurpose room operation's current and future growth is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating and its ability to continue increasing its market penetration into existing markets.

     The Company's healthcare seating operations were acquired in November 1998. The Company acquired all of the outstanding stock of Broda Enterprises Inc. for $2.5 million. Broda's products are marketed under the Broda trade name. Its operations are based in Waterloo, Ontario, Canada.

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments. Two wholly-owned subsidiaries of Mity-Lite completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $5.3 million. The final purchase price will be determined based on asset values at closing and will be adjusted dollar for dollar for increases and/or decreases in the closing book values of accounts receivable, inventory, and machinery and equipment. C Core designs and markets call center and panel systems furniture under the CenterCore name. Product manufacturing was transitioned to DO Group, Inc., a wholly-owned subsidiary of the Company.

     BOCCC, Inc., also a Utah corporation and wholly-owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $0.5 million. The outstanding subordinated debt obligations of CenterCore totaled approximately $2.0 million at closing. Cash from the Company's general working capital was used to fund the purchases.

     Effective April 1, 2000, the Company acquired the remaining 50.1 percent equity interest in DO Group, Inc. making DO Group, Inc. a wholly-owned subsidiary of the Company. DO Group, Inc., headquartered in Elkhart, Indiana, manufactures specialty office seating and office panel systems. DO Group markets its products under the Domore(TM), Corel(TM), JG(TM) and DO3(TM) trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

     Mity-Lite exchanged approximately $2.2 million cash and 41,000 shares of Mity-Lite common stock to purchase the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, Mity-Lite assumed approximately $2.5 million in a revolving credit line. The acquisition was treated for accounting purposes as a step purchase. DO Group, Inc. has become a wholly-owned subsidiary of Mity-Lite, Inc. Cash from the Company's general working capital was used to fund the purchase.

     In conjunction with the DO Group acquisition, the Company merged C Core, Inc. with DO Group, Inc. The new subsidiary will retain the DO Group, Inc. name. Both DO Group and C Core produce office systems in a shared manufacturing facility in Marked Tree Arkansas.

     During the June 2000 quarter, the Company experienced various operational challenges with its recently acquired DO Group subsidiary. Specifically, the DO Group subsidiary has experienced increasing labor, material and overhead costs, lower sales prices, operational inefficiencies, information system problems, and one time related costs which have significantly impacted the Company's gross margin and customer service. As a result, DO Group has been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, DO Group's inventory and accounts receivable have significantly increased.

     During the quarter, the Company started the process of restructuring the management team and implementing information system policies and controls which will better allow it to control the DO Group operations. The changes being made are ongoing and management currently believes that it will take another six to nine months before the changes are fully in effect. Because of the problems described above, DO Group has lost some customer orders. The Company believes that it can solve the challenges described above, restore customer confidence, and make the DO Group operations profitable. However, there can be no assurance that management will be successful in turning around the operations and restoring the DO Group customer base.

     On April 1, 2000, the Company also created a new corporation called MLI Acquisition, Inc. With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of Mity-Lite, Inc. were transferred to MLI Acquisition, Inc. MLI Acquisition, Inc. has become the operating company for the multipurpose room furniture operations and is a wholly-owned subsidiary of the Company. The Company intends to change the name of Mity-Lite, Inc. to MITY Enterprises, Inc. and MLI Acquisition, Inc. to Mity-Lite, Inc.

Comparison of the Three Months Ended June 30, 2000 and 1999

     NET SALES. The Company's first quarter fiscal 2001 net sales of $16,561,000 were up 48 percent as compared with the first quarter net sales in the prior fiscal year. For the quarter ended June 30, 2000, the increase reflected sales growth, as compared to the first quarter of fiscal 2000, of 16 percent in the Company' multipurpose room markets, 13 percent in the healthcare chair market and 15 percent in the systems market related to CenterCore sales. Specialty office seating and systems sales, related to the DO Group purchase, represented 22 percent of net sales for the first quarter of fiscal 2001. International sales represented 13 percent of net sales for the first quarter ended June 30, 2000 as compared to 11 percent in the first quarter of fiscal 2000.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased over the prior year by 7 percentage points, to 31 percent for the three months ended June 30, 2000. During the quarter, the company experienced various operational problems with its recently acquired DO Group subsidiary. Specifically, the Company has experienced increasing labor, material and overhead costs, lower sales prices, operational inefficiencies, information system problems, and one time related costs which have significantly impacted the Company's gross margin and customer service. As a result, the Company has been expediting incoming materials and shipments to customers, shipping orders late and sometimes incomplete, and generally incurring additional costs as a result of the inefficiencies. The majority of the decrease in gross profit margins was due to these problems and higher material and labor costs on multi-purpose room products.

     SELLING EXPENSES. Selling expenses were 16 percent of net sales in the first quarter of fiscal 2001 as compared to 18 percent for the first quarter of the prior fiscal year. Actual expenses increased by $627,000 or 32 percent. The increase in actual expenses was primarily due to selling costs related to the recent DO Group acquisition. The increase was offset by lower selling costs for healthcare seating due to lower costs for outside commissions and advertising. Multipurpose room furniture selling costs increased by $229,000 over the prior fiscal year. This increase resulted from higher costs for commissions and salaries due to the higher sales volume, partially offset by lower costs for advertising.

     GENERAL AND ADMINISTRATIVE EXPNESES. General and administrative expenses were 6 percent of net sales for the first quarter of fiscal 2001 as compared to 6 percent for the first quarter of the prior fiscal year. Actual spending increased by 53 percent, or $329,000. This increase was primarily due to increased general and administrative costs associated with DO Group. Multipurpose room furniture and healthcare seating costs increased by $53,000 or 12 percent due to additional personnel related expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2 percent of net sales for the first quarter of fiscal 2001 as compared to 2 percent for the first quarter of the prior fiscal year. Actual spending increased by 10 percent, or $23,000. The increase was due to increased personnel costs in the multipurpose room operations, as well as additional research and development costs associated with DO Group. The increase was partially offset by lower prototyping and outside services costs in the multipurpose operation as well as lower personnel costs associated with healthcare seating.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $11,000 for the first quarter of fiscal 2001. First quarter interest income was $23,000, a decrease of $41,000 from the first quarter of the prior fiscal year. The decrease was due to interest earned on the lower cash balance held in the current fiscal year due to cash being used for the DO Group acquisition. The Company had interest expense of $21,000 for the first quarter of fiscal 2001 as compared to $8,000 in the prior year's first quarter. In the first quarter of the prior fiscal year, the Company also recognized income of $142,000 from its investment in DO Group, Inc. The Company acquired the remaining 50.1 percent interest in the DO Group at the beginning of this fiscal year. DO Group sales and income are fully consolidated into the company's financial statements rather than using the equity method as in prior years. In addition, the Company recognized a gain of $1,000 on the disposal of certain fixed assets and a gain of $8,000 on currency exchange.

     NET INCOME. For reasons stated above, the Company's fiscal 2000 first quarter net income of $870,000 decreased $146,000, or 14 percent over first quarter net income in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of repurchase agreements collateralized with U.S. Treasury securities, totaled $0.71 million at June 30, 2000 as compared to $6.14 million at March 31, 2000. The decrease in cash and cash equivalents was due primarily to the reduction in the line of credit associated with DO Group ($2.68 million), the DO Group acquisition ($2.13 million) in April 2000, cash used in operating activities ($1.69 million), purchases of property and equipment ($0.75 million), and the purchase and retirement of common stock ($0.45 million). This decrease was partially offset by net proceeds related to the exercise of stock options ($2.31 million).

     Historically, the Company has financed its growth through cash from operations. The Company also has a revolving credit facility with Zions First National Bank. The agreement, which expires on May 25, 2001, allows the Company to draw up to $4,000,000 under the credit facility. As of June 30, 2000, the Company had no amounts drawn under this facility. The Company's subsidiary, Broda Enterprises, also has a line of credit. The limit on this facility is $670,000. As at June 30, 2000, $140,000 of this line was outstanding. Both credit facilities requires the maintenance of certain financial ratios and levels of working capital, all of which were met as of June 30, 2000.

     The Company believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements have significantly increased because of the DO Group acquisition and the construction of a new manufacturing facility and may further increase if other acquisitions are consummated. As a result of the operational challenges in the Company's DO Group subsidiary, the Company anticipates needing to access the Company's line of credit from time to time on a short term basis to meet cash flow requirements for the business as a whole. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 2000, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $1.9 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at June 30, 2000 include current liabilities of $6.87 million to be repaid from funds generated from operations. Current liabilities consist of $0.14 million in a bank line of credit, $2.90 million in accounts payable, $2.36 million in accrued payroll, $0.02 million in income tax payable, $0.28 in accrued expenses, $1.16 million in checks in excess of bank balance and $0.01 million in other accruals. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $7,218 Canadian (approximately US $4,900) per month through August 2000. The Company is in the process of building a new facility with office and manufacturing space. As of June 30, 2000, $1.6 million had been spent on the land and facility. The Company anticipates additional spending of approximately $0.4 million for a total of $2.0 million in capital expenditures. These additional expenditures are anticipated to be completed by the end of the second quarter of fiscal 2001 and will be funded with cash from operations and a bank line of credit.


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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the Company's products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this quarterly report relate to: (i) the Company's expectation that it will be able to continue to increase net sales of its products, expand its share of the multipurpose room market and achieve and maintain expected levels of profitability over time, (ii) the Company's anticipation that it will be able to attract new customers, (iii) the Company's intentions to expand into new markets, (iv) the Company's ability to locate and consummate acquisitions of product lines or companies on terms acceptable to the Company and successfully integrate such acquisitions into the Company's operations following consummation thereof, (v) the Company's ability to successfully integrate the business operations of Broda Enterprises, Inc., CenterCore and DO Group, Inc. into the Company's operations, (vi) the Company's intention to expand and introduce new product lines to existing customers, (vii) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments, (viii) the Company's expectation that it will have sufficient capital resources for the next 12 months,(ix) the Company's expectations regarding its new manufacturing facility and related capital expenditures, and
(x) the Company's expectation that it will be able to correct operational deficiencies at DO Group, Inc.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth, cash flow and gross margins from operations because of recent acquisitions (particularly DO Group, Inc.) and any operating and post acquisition integration challenges related thereto, adverse economic or business conditions or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating, call center, and specialty seating and office panel systems markets, (b) management's ability to manage effectively the Company's growth, (c) the Company's ability to expand successfully into new markets such as in the healthcare seating and seating accessories, call center, specialty seating and office panel systems markets, (d) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith, (e) increased competition in the Company's existing and future markets, (f) the market's acceptance of products currently being developed by the Company, (g) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment,
(h) the Company's ability to source a sufficient volume of acceptable raw materials at current prices, (i) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason, (j) the Company's ability to refine and enhance the quality and productivity of its manufacturing process and build its new manufacturing facility on a cost effective and timely basis, (k) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, (l) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations,
(m) the Company's ability to reduce DO Group's accounts receivable and inventory balances, (n) the Company's ability to increase DO Group's gross margin to previous levels, (o) the Company's ability to restore customer confidence with respect to the DO Group operations, and (p) the Company's ability to restructure DO Group's management team. No assurance can be given that the Company will be able to correct the current DO Group, Inc. operational problems.

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

                                        MITY-LITE, INC.


Date: August 10, 2000                   /s/ Gregory L. Wilson
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: August 10, 2000                   /s/ Bradley T Nielson
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)