Form 10-Q
period 1999-12-31
MITY ENTERPRISES INC
filed 2000-11-13
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
          ------------------------------------------------------------


                                  Form 10-Q

(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1999

                                      or

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

     There were 4,816,458 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 26, 2000 (adjusted for 3-for-2 stock split effected as a dividend declared August 25, 1999, date of record September 9, 1999, distributed September 23, 1999).

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                MITY-LITE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                December 31,      March 31,
ASSETS                                              1999             1999
                                                ------------     ------------
Current assets:
    Cash and cash equivalents. . . . . . . . .   $ 4,284,000      $ 8,029,000
    Available-for-sale securities. . . . . . .     2,326,000        3,899,000
    Accounts receivable, less allowance of
      $752,000 at December 31, 1999 and
      $395,000 at March 31, 1999 . . . . . . .     8,142,000        3,596,000
    Inventories. . . . . . . . . . . . . . . .     1,407,000        1,544,000
    Prepaid expenses and other current assets.       723,000          233,000
    Deferred income taxes. . . . . . . . . . .       250,000          250,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . . .    17,132,000       17,551,000
Property, plant and equipment, net . . . . . .     3,752,000        2,155,000
Investment in affiliate. . . . . . . . . . . .     1,709,000        1,483,000
Note receivable from affiliate . . . . . . . .     2,280,000        1,066,000
Intangibles. . . . . . . . . . . . . . . . . .     2,690,000        1,208,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . . .   $27,563,000      $23,463,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit. . . . . . . . . . . .   $   463,000          286,000
    Accounts payable . . . . . . . . . . . . .     2,016,000      $ 1,569,000
    Accrued expenses and other current
      liabilities. . . . . . . . . . . . . . .     1,610,000        1,277,000
    Current portion - long term debt . . . . .          --             45,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . . .     4,089,000        3,177,000
Deferred income tax liabilities. . . . . . . .       343,000          271,000
Long term debt . . . . . . . . . . . . . . . .          --             97,000
                                                ------------     ------------
Total liabilities. . . . . . . . . . . . . . .     4,432,000        3,545,000
COMMITMENTS AND CONTINGENCIES. . . . . . . . .          --               --
Stockholders' equity (a):
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding 4,816,458 at December 31,
      1999 and 4,834,725 at March 31, 1999 . .        48,000           48,000
    Additional paid-in capital . . . . . . . .     7,934,000        7,806,000
    Retained earnings. . . . . . . . . . . . .    15,012,000       12,009,000
    Accumulated comprehensive income . . . . .       137,000           55,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . . .    23,131,000       19,918,000
                                                ------------     ------------
Total liabilities and stockholders' equity . .   $27,563,000      $23,463,000
                                                ============     ============
(a) Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.
         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                               Three months ended December 31,
                                                   1999              1998
                                               ------------      ------------
Net sales . . . . . . . . . . . . . . . . . .   $11,723,000       $ 6,812,000
Cost of products sold . . . . . . . . . . . .     7,117,000         4,079,000
                                               ------------      ------------
Gross profit. . . . . . . . . . . . . . . . .     4,606,000         2,733,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .     1,936,000         1,065,000
    General and administrative. . . . . . . .       699,000           329,000
    Research and development. . . . . . . . .       192,000           145,000
                                               ------------      ------------
Total expenses. . . . . . . . . . . . . . . .     2,827,000         1,539,000
                                               ------------      ------------
Income from operations. . . . . . . . . . . .     1,779,000         1,194,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .        (8,000)           (3,000)
    Interest income . . . . . . . . . . . . .       113,000           108,000
    Equity in income of affiliate . . . . . .       135,000            96,000
    Other . . . . . . . . . . . . . . . . . .        (2,000)          (15,000)
                                               ------------      ------------
Total other income. . . . . . . . . . . . . .       238,000           186,000
                                               ------------      ------------
Income before provision for income taxes. . .     2,017,000         1,380,000
Provision for income taxes. . . . . . . . . .       743,000           544,000
                                               ------------      ------------
Net income. . . . . . . . . . . . . . . . . .   $ 1,274,000       $   836,000
                                               ============      ============

Basic earnings per share. . . . . . . . . . .   $      0.26       $      0.17
                                               ============      ============

Weighted average number of common
  shares - basic (a). . . . . . . . . . . . .     4,816,458         4,844,969
                                               ============      ============


Diluted earnings per share. . . . . . . . . .   $      0.25       $      0.17
                                               ============      ============

Weighted average common and common
    equivalent shares - diluted (a) . . . . .     5,177,242         4,983,768
                                               ============      ============


(a) Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                               Nine months ended December 31,
                                                   1999             1998
                                               ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .   $33,925,000      $21,837,000
Cost of products sold . . . . . . . . . . . .    20,495,000       13,536,000
                                               ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .    13,430,000        8,301,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .     5,635,000        3,042,000
    General and administrative. . . . . . . .     2,146,000          914,000
    Research and development. . . . . . . . .       650,000          379,000
                                               ------------     ------------
Total expenses. . . . . . . . . . . . . . . .     8,431,000        4,335,000
                                               ------------     ------------
Income from operations. . . . . . . . . . . .     4,999,000        3,966,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .       (23,000)          (3,000)
    Interest income . . . . . . . . . . . . .       333,000          336,000
    Equity in income of affiliate . . . . . .       306,000          386,000
    Other . . . . . . . . . . . . . . . . . .       (10,000)         (35,000)
                                               ------------     ------------
Total other income. . . . . . . . . . . . . .       606,000          684,000
                                               ------------     ------------
Income before provision for income taxes. . .     5,605,000        4,650,000
Provision for income taxes. . . . . . . . . .     2,080,000        1,754,000
                                               ------------     ------------
Net income. . . . . . . . . . . . . . . . . .   $ 3,525,000      $ 2,896,000
                                               ============     ============

Basic earnings per share. . . . . . . . . . .   $      0.73      $      0.59
                                               ============     ============

Weighted average number of common
  shares - basic (a). . . . . . . . . . . . .     4,808,951        4,879,590
                                               ============     ============


Diluted earnings per share. . . . . . . . . .   $      0.69      $      0.57
                                               ============     ============

Weighted average common and common
    equivalent shares - diluted (a) . . . . .     5,110,435        5,060,535
                                               ============     ============


(a) Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

         See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                Nine months ended December 31,
                                                      1999           1998
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 3,525,000    $ 2,896,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       629,000        440,000
    Loss (gain) on disposal of equipment . . . .        (1,000)        31,000
    Deferred tax expense . . . . . . . . . . . .        71,000        114,000
    Equity in income of affiliate. . . . . . . .      (306,000)      (385,000)
    Tax benefit from exercise of stock options          29,000         77,000
    Changes in assets and liabilities (net of
     effects from purchase of CenterCore and Broda)
      Accounts receivable. . . . . . . . . . . .    (1,892,000)      (267,000)
      Inventories. . . . . . . . . . . . . . . .       234,000        340,000
      Prepaid expenses and other current assets.      (247,000)       237,000
      Accounts payable . . . . . . . . . . . . .       383,000       (392,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .      (136,000)       465,000
                                                  ------------   ------------
Net cash provided by operating activities. . . .     2,289,000      3,556,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (2,324,000)    (1,341,000)
Sales of available-for-sale securities . . . . .     3,890,000        314,000
Proceeds from sales of property & equipment. . .       261,000         25,000
Decrease (increase) in note receivable from
  affiliate. . . . . . . . . . . . . . . . . . .        30,000        (51,000)
Investment in and cash received from affiliate .        81,000         78,000
Increase in acquisition advances . . . . . . . .      (158,000)         --
Purchase of CenterCore (net of cash acquired). .    (5,342,000)         --
Purchase of Broda (net of cash acquired) . . . .         --        (2,083,000)
Purchases of property, plant and equipment . . .    (2,066,000)      (445,000)
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (5,628,000)    (3,503,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and retirement of common stock. . . . .      (601,000)      (833,000)
Increase (decrease) in bank operating loan. .  .       163,000       (105,000)
Decrease in long term debt . . . . . . . . . . .      (146,000)        (7,000)
Issuance of common stock from stock options. . .       178,000        142,000
                                                  ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .      (406,000)      (803,000)
                                                  ------------   ------------
Effect of exchange rate changes on cash. . . . .         --             1,000
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .    (3,745,000)      (749,000)
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . .     8,029,000      9,266,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 4,284,000    $ 8,517,000
                                                  ============   ============
         See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                Nine months ended December 31,
                                                    1999             1998
                                                ------------     ------------
Cash paid during the period for
  income taxes . . . . . . . . . . . . . . . . . $2,147,000       $1,328,000

Cash paid for interest on long term
  debt . . . . . . . . . . . . . . . . . . . . . $    1,000       $    2,000



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,349,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired. . . . . . . . . . . $4,292,000
Cost in excess of fair value of assets . . . . . .  1,545,000
Cash paid for the assets (net of cash acquired). . (5,349,000)
                                                    ---------
   Liabilities assumed . . . . . . . . . . . . . . $  488,000
                                                    =========


In November of 1998, the Company purchased all of the capital stock of Broda for $2,099,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired. . . . . . . . . . . $1,830,000
Cost in excess of fair value of assets . . . . . .  1,162,000
Cash paid for the assets (net of cash acquired). . (2,099,000)
                                                    ---------
   Liabilities assumed . . . . . . . . . . . . . . $  893,000
                                                    =========


For the nine months ended December 31, 1999, net change in unrealized loss on securities available for sale of $7,000 is included in accumulated other comprehensive income.


        See accompanying notes to consolidated financial statements.

                                MITY-LITE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position for the interim period. Results of operations for the three months and nine months ended December 31, 1999 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2000.

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


2.  INVENTORIES

     Inventories consisted of the following:

                                                December 31,       March 31,
                                                    1999             1999
                                                ------------     ------------

               Materials and supplies . . . .    $   882,000      $ 1,071,000
               Work-in-progress . . . . . . .        154,000          155,000
               Finished goods . . . . . . . .        371,000          318,000
                                                ------------     ------------
                                                 $ 1,407,000      $ 1,544,000
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

     In conjunction with this acquisition, the Company paid $2,099,000 in cash with $130,000 being held in escrow for one year to offset the effect of any breaches of representations, warranties or covenants made by the sellers. The acquisition resulted in goodwill of $1,162,000 which is being amortized over a twenty year period. Up to an additional $400,000 of purchase price was contingently payable based upon Broda obtaining certain sales and earnings growth targets over the twelve months ended December 31, 1999. For this period, the sales and earnings growth targets had not been met, resulting in the elimination of this potential $400,000 increase in purchase price.

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of call center furniture.

     Two wholly owned subsidiaries of Mity-Lite completed the transactions.
C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $4.8 million. The final purchase price is still being determined and will be based on final asset values at closing. C Core will continue to design and market call center furniture under the CenterCore name. Product manufacturing has been transitioned to DO Group, Inc., a 49.9 percent owned affiliate of the Company. Included in the Company's prepaid expenses and other current assets are $276,000 in advances related to the CenterCore acquisition.

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

     The unaudited pro forma results of operations of the Company for the three months and nine months ended December 31, 1999 and 1998 (assuming the acquisition of Broda and CenterCore had occurred as of April 1, 1998) are as follows:

                                               Three months ended December 31,

                                                    1999             1998
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $11,722,000      $13,851,000
Net income. . . . . . . . . . . . . . . . . .      1,281,000          665,000
Basic earnings per share. . . . . . . . . . .           0.27             0.14
Diluted earnings per share. . . . . . . . . .           0.25             0.13


                                                Nine months ended December 31,

                                                    1999             1998
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $33,925,000      $40,621,000
Net income. . . . . . . . . . . . . . . . . .      3,553,000        2,387,000
Basic earnings per share. . . . . . . . . . .           0.74             0.49
Diluted earnings per share. . . . . . . . . .           0.70             0.47


5.  COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income," effective April 1, 1998, the beginning of its 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company's comprehensive income consists of foreign currency adjustments and an unrealized holding gain on available-for-sale securities. For the nine months ended December 31, 1999, comprehensive income exceeded net income by $82,000. Of this amount, $(7,000) was related to a holding loss on available-for-sale securities, and $89,000 was related to foreign currency adjustments. For the three months ended December 31, 1999, comprehensive income exceeded net income by $21,000. Of this amount, $(4,000) was related to a holding loss on available-for-sale securities, and $25,000 was related to foreign currency adjustments. For the nine months and three months ended December 31, 1998, comprehensive income exceeded net income by $16,000 related to a gain on the foreign currency translation adjustment.

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

     Reportable segment data reconciled to the consolidated financial statements for the nine months ended December 31, 1999 and 1998 is as follows:

                                          Nine months ended December 31,
                                               1999             1998
                                           -----------      -----------
Net sales:
  Commercial furniture. . . . . . . . . .  $31,411,000      $21,309,000
  Health care seating . . . . . . . . . .    2,514,000          528,000
                                           -----------      -----------
                                           $33,925,000      $21,837,000
                                           ===========      ===========

Income from operations:
  Commercial furniture. . . . . . . . . .  $ 4,703,000      $ 3,998,000
  Health care seating . . . . . . . . . .      296,000          (32,000)
                                           -----------      -----------
                                           $ 4,999,000      $ 3,966,000
                                           ===========      ===========

Total assets:
  Commercial furniture. . . . . . . . . .  $24,484,000      $18,866,000
  Health care seating . . . . . . . . . .    3,079,000        2,956,000
                                           -----------      -----------
                                           $27,563,000      $21,822,000
                                           ===========      ===========

Depreciation & amortization expense:
  Commercial furniture. . . . . . . . . .  $   502,000      $   412,000
  Health care seating . . . . . . . . . .      127,000           28,000
                                           -----------      -----------
                                           $   629,000      $   440,000
                                           ===========      ===========

Capital expenditures, net:
  Commercial furniture. . . . . . . . . .  $ 2,042,000      $   444,000
  Health care seating . . . . . . . . . .       24,000            1,000
                                           -----------      -----------
                                           $ 2,066,000      $   445,000
                                           ===========      ===========


Because of Mity-Lite's acquisition of Broda Enterprises in November 1998 segment information for the period ending December 31, 1998 includes only two months of information for the health care seating segment.

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

     The Company's multipurpose room furniture is marketed under the Mity-Lite trade name and consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs and other related products. The stacking chairs are marketed under the MityTuff(R) MityStack(TM), MityFlex(TM), MityDeluxe(TM) and MityHost(TM) trade names. Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with the chair manufacturers while others are manufactured and/or assembled in the Company's Orem, Utah facility. The Company's folding chairs are marketed under the SwiftSet(TM) trade name and are manufactured in the Company's Orem, Utah facility. Historically, Mity-Lite's growth in this segment of the business has come from an expanding base of new customers and from increasing sales to existing customers. The multipurpose room operation's current and future growth is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating and its ability to continue increasing its market penetration into the multipurpose room market.

    The Company's health care seating operations were acquired in November 1998. The Company acquired all of the outstanding stock of Broda Enterprises Inc. for $2.1 million. Broda's products are marketed under the Broda trade name and its operations are based in Waterloo, Ontario, Canada.

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore "), a privately-owned designer, manufacturer and marketer of pod style panel systems furniture marketed to call centers and other high density office use environments.

     Two wholly owned subsidiaries of Mity-Lite completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $4.8 million. The final purchase price is still being determined and will be based on final asset values at closing. C Core will continue to design and market call center furniture under the CenterCore name. Product manufacturing has been transitioned to DO Group, Inc., a 49.9 percent owned affiliate of the Company. Included in the Company's prepaid expenses and other current assets are $276,000 in advances related to the CenterCore acquisition.

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

     Net sales of the Company's commercial furniture products have increased during the nine months ended December 31, 1999 and 1998. Management expects, but cannot assure, that this trend will continue and no assurance can be given that these results will be realized.

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

     On August 31, 1999, the Company announced the purchase of approximately nine acres of undeveloped land located directly north of its Orem, Utah headquarters and manufacturing facility. Initial development of the land will involve building a 30,000 square foot facility. The Company intends to manufacture its new folding chair in this facility as well as provide space for additional sales representatives and staff. As of December 31, 1999, $1.2 million has been spent on the land and facility. The Company anticipates additional spending of approximately $0.5 million for a total of $1.7 million in capital expenditures to complete the 30,000 square foot facility. These additional expenditures are anticipated to be completed in the next two quarters. The new property will also allow for future expansion and growth of the Company.


Comparison of the Three Months and Nine Months Ended December 31, 1999 and
1998

     NET SALES. The Company's third quarter fiscal 2000 net sales of $11,723,000 were up 72 percent as compared with the third quarter net sales in
the prior fiscal year.   Multipurpose room sales increased 31 percent and
represented 70 percent and 92 percent of net sales for the third quarter ended December 31, 1999 and 1998, respectively. Specialty office seating and systems sales, related to CenterCore's operations, represented 22 percent of net sales for the third quarter ended December 31, 1999. Health care chair and accessories sales, related to Broda's operations, represented 8 percent and 8 percent of net sales for the third quarter ended December 31, 1999 and 1998, respectively. International sales represented 9 percent and 12 percent of net sales for the third quarter ended December 31, 1999 and 1998, respectively. The overall sales increase has resulted from increased penetration into the multipurpose room market as well as sales from the recent Broda and CenterCore acquisitions.

     For the nine months ended December 31, 1999, the Company's net sales of $33,925,000 represented an increase of 55 percent over the same period in the prior fiscal year. Multipurpose room sales increased 18 percent and represented 75 percent and 98 percent of net sales for the nine month period ended December 31, 1999 and 1998, respectively. Specialty office seating and systems sales, related to CenterCore's operations, represented 18 percent of net sales for the nine month period ended December 31, 1999. Health care chair and accessories sales, related to Broda's operations, represented 7 percent and 2 percent of net sales for the nine month period ended December 31, 1999 and 1998, respectively. International sales represented 10 percent and 11 percent of net sales for the nine month period ended December 31, 1999 and 1998, respectively. The overall sales increase has resulted from increased penetration into the multipurpose room market as well as sales from the recent Broda and CenterCore acquisitions.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased over the prior year by 1 percentage point, to 39 percent for the quarter ended December 31, 1999. The majority of the decrease was the result of lower gross margins associated with CenterCore's products as well as a comparatively higher number of shipments of the Company's multipurpose room chair products which have a lower gross margin than the Company's other products. These lower margins were partially offset by a higher gross margin associated with health care seating products.

     Gross profit as a percentage of net sales increased over the prior year by 2 percentage points to 40 percent for the nine month period ended December 31, 1999. The majority of the increase was the result of a higher average sales price on multi-purpose room products, lower material costs and higher labor efficiencies as well as a higher gross margin associated with health care seating products. The increase in gross profit was partially offset by transition and relocation costs associated with the CenterCore purchase as well as a lower gross profit due to writing off the inventory purchase adjustment. Also offsetting the increased gross margin was the lower gross margin associated with CenterCore's products.

     SELLING EXPENSES. Selling expenses were 17 percent of net sales in the third quarter of fiscal 2000 as compared to 16 percent for the third quarter of the prior fiscal year. Actual expenses increased by $871,000 or 82 percent. The increase was primarily due to increased selling costs for health care seating and call center systems products resulting from the recent acquisitions, higher commissions and salaries due to the higher sales volume, and increased costs for sales samples. This increase was partially offset by lower advertising costs.

     Selling expenses were 17 percent of net sales in the nine months ended December 31, 1999 as compared to 14 percent for the same period in the prior fiscal year. Actual expenses increase by $2,593,000 or 85 percent. The increase in selling expenses as a percentage of net sales resulted primarily from increased selling costs for health care seating and call center systems products resulting from the recent acquisitions, one-time transition costs associated with CenterCore, higher commissions and salaries due to the higher sales volume as well as increased costs for sales samples. This increase was partially offset by lower outside services costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 6 percent of net sales for the third quarter of fiscal 2000 as compared to 5 percent for the third quarter of the prior fiscal year. Actual spending increased by $370,000. This increase was primarily due to increased general and administrative costs associated with Broda and CenterCore.

     General and administrative expenses were 6 percent of net sales in the nine months ended December 31, 1999, as compared to 4 percent for the same period in the prior fiscal year. Actual spending increased 135 percent, or $1,232,000, resulting mainly from increased general and administrative costs associated with Broda and CenterCore.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2 percent of net sales for the third quarter of fiscal 2000 as compared to 2 percent for the third quarter of the prior fiscal year. Actual spending increased by 32 percent, or $47,000. The increase was due to increased costs associated with Broda and CenterCore as well as legal fees associated with patents on new products in the multipurpose room furniture operations. This increase was partially offset by lower costs for outside services.

     Research and development expenses were 2 percent of net sales in the nine months ended December 31, 1999, as compared to 2 percent from the same period in the prior fiscal year. Actual spending increased by 72 percent or $271,000. The increase was due to increased costs associated with Broda and CenterCore as well as additional product development, prototyping and outside services costs in the multipurpose room furniture operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $238,000 for the third quarter of fiscal 2000. Third quarter interest income was $113,000, an increase of $5,000 from the third quarter of the prior fiscal year. The Company had interest expense of $8,000 for the third quarter of fiscal 2000, an increase of $5,000 from the third quarter of the prior fiscal year. The Company also recognized income of $135,000 from its investment in DO Group, Inc. The Company bought a 49.9 percent interest in the DO Group on March 31, 1997. The Company's proportionate share of DO Group's net income for the three months ended December 31, 1999 was an increase of $39,000 over the same prior year period. In addition, the Company recognized a loss of $2,000 on currency exchange.

     Other income and expense netted to $606,000 in the nine months ended December 31, 1999. Nine month interest income was $333,000, a decrease of $3,000 from the same period in the prior fiscal year. The Company had interest expense of $23,000 for the nine months ended December 31, 1999, an increase of $20,000 from the third quarter of the prior fiscal year. The Company also recognized income of $306,000 from its investment in DO Group, Inc. The $306,000, a decrease of $80,000 over the same period last year, represents Mity-Lite's proportionate share of DO Group's net income for the nine month period. In addition, the Company recognized a gain of $1,000 on the disposal of certain fixed assets and a loss of $11,000 on currency exchange.

     NET INCOME. For reasons stated above, the Company's fiscal 2000 third quarter net income of $1,274,000 increased $438,000, or 52 percent over third quarter net income in the prior fiscal year. The Company's net income of $3,525,000 for the nine month period ended December 31, 1999 increased $629,000, or 22 percent over the same period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality municipal bonds and tax-advantaged money market instruments, totaled $4.28 million at December 31, 1999 as compared to $8.03 million at March 31, 1999. The Company also holds available-for-sale securities totaling $2.33 million at December 31, 1999 as compared to $3.90 million at March 31, 1999. The decrease in cash and cash equivalents was due primarily to the CenterCore acquisition ($5.34 million) in April 1999, the purchase and retirement of common stock ($0.60 million), an increase in acquisition advances ($0.16 million), purchases of property, plant and equipment ($2.07 million) and the pay off of long term debt associated with Broda ($0.15 million). This decrease was partially offset by cash generated from operations ($2.29 million), net sales of available-for-sale securities ($1.57 million), proceeds from sales of property and equipment ($0.26 million), an increase in bank operating loan associated with Broda ($0.16 million) and net proceeds related to the exercise of stock options ($0.18 million).

     Historically, the Company has financed its growth through cash from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $670,000. As at December 31, 1999, $463,000 of this line was outstanding. This credit facility requires the maintenance of certain financial ratios and levels of working capital, all of which were met as of December 31, 1999.

     The Company believes that cash flow from its current operations together with existing cash reserves will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company is pursuing acquisitions of product lines or companies with complementary product lines. The Company's working capital requirements may significantly increase following consummation of an acquisition. No assurances are or can be given that the Company's capital resources will be sufficient to fund the future needs of the Company and its affiliates following any such acquisition. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 1999, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $1.0 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 1999 include current liabilities of $4.09 million to be repaid from funds generated from operations. Current liabilities consist of $0.46 million in a bank line of credit, $2.02 million in accounts payable, $1.12 million in accrued payroll, $0.04 million in income tax payable, $0.29 in accrued expenses and $0.16 million in other accruals. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2000. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $7,218 Canadian (approximately US $5,000) per month through August 2000. In October 1998 the Company was authorized by the board of directors to repurchase up to 150,000 shares of Mity-Lite common stock. In October 1999, after the Company had repurchased approximately 130,000 shares of Mity-Lite common stock, the board of directors canceled any future purchases under the repurchase program.

     On August 31, 1999, the Company announced the purchase of approximately nine acres of land located directly north of its Orem, Utah headquarters and manufacturing facility. The Company is in the process of building a new facility with office and manufacturing space. As of December 31, 1999, $1.2 million has been spent on the land and facility. The Company anticipates additional spending of approximately $0.5 million for a total of $1.7 million in capital expenditures. These additional expenditures are anticipated to be completed in the next two quarters and will be funded with cash from operations.

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

     The Company completed a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000. Many of the Company's systems include new hardware and packaged software purchased from large vendors who represented that these systems are already Year 2000 compliant. The Company obtained assurances and will continue to obtain assurances from vendors that timely updates will be made available to make all purchased software and upgrades Year 2000 compliant.

     The Company utilized internal resources to test all of its software for Year 2000 compliance and, where necessary, upgrade or replace noncompliant systems. For existing systems, this project has been completed. The cost of this project, including the cost of new systems which are being capitalized, was $30,000. Of this amount, $25,000 was expensed, and $5,000 was capitalized. No additional costs are anticipated. This cost has been funded though operating cash flows. As of the date of this filing, the Company has not experienced any adverse results or significant business disruptions related to the Year 2000 problem. Also, no additional spending has been required to remedy any Year 2000 problems. As of the date of this filing, the Company has not had any material effects on its business due to failures by customers or vendors to address the Year 2000 problem.

     Year 2000 problems may yet arise that are not apparent currently. We will continue to monitor the Year 2000 problem as we reach critical dates such as the end of the first month processing and "leap year " occurring on February 29, 2000, but at this time we have no indications that any problems will arise. However, we cannot give any assurances that no Year 2000 problem or leap year issues will arise. If we have failed to properly assess and remedy Year 2000 problems, our business could be harmed. Failure by vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. In the event of such failure, the Company may lose certain customers, vendors and suppliers, and such third parties may not be able to perform their obligations to the Company in a timely and efficient manner. The Company may also suffer a decrease in manufacturing efficiency and manufacturing and inventory control efficiency.

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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing process and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this quarterly report relate to: (i) the Company's expectation that it will be able to continue to increase net sales of its products, expand its share of the multipurpose room market and achieve and maintain expected levels of profitability over time, (ii) the Company's anticipation that it will be able to attract new customers, (iii) the Company's intentions to expand into new markets, (iv) the Company's ability to locate and consummate acquisitions of product lines or companies on terms acceptable to the Company and successfully integrate such acquisitions into the Company's operations following consummation thereof, including the successful integration of the Broda Enterprises Inc. and the CenterCore acquisitions into the Company's operations, (v) the Company's expectations that it will be able to successfully address and remedy any remaining issues relating to the Year 2000 problem in a manner that will not materially affect the Company's financial condition or results of operations, (vi) the Company's intention to expand and introduce new product lines to existing customers, (vii) the Company's expectation that it will be able to expand into new market segments by developing new products or acquiring other products or businesses in such segments, (viii) the Company's expectation that it will have sufficient capital resources for the next 12 months, and (ix) the Company's expectations regarding its new manufacturing facility and related capital expenditures.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) lower than expected revenue, revenue growth and cash flow from operations because of adverse economic or business conditions or the Company's inability, for any reason, to introduce new products or implement its marketing strategies, (b) management's ability to manage effectively the Company's growth, (c) the Company's ability to expand successfully into new markets such as in the health care seating and seating accessories market, (d) import restrictions and economic conditions in the Company's foreign markets, (e) increased competition in the Company's existing and future markets, (f) increased expenditures required to address any remaining Year 2000 issues and a material adverse impact on the Company's material suppliers, customers or manufacturing partners resulting from any remaining Year 2000 problems, (g) the market's acceptance of additional products such as multipurpose room furniture, (h) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (i) the Company's ability to source acceptable raw materials at current prices, (j) increased product warranty service costs if warranty claims increase as a result of the Company's new manufacturing bonding process or for any other reason, (k) the Company's ability to refine and enhance the quality and productivity of its manufacturing process and build its new manufacturing facility on a cost effective and timely basis, (l) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, and (m) the Company's ability to locate and consummate acquisitions of complementary product lines or companies on terms acceptable to the Company and integrate such acquisitions into the Company's operations.

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

                                        MITY-LITE, INC.


Date: February 2, 2000                  /s/ Gregory L. Wilson
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: February 2, 2000                  /s/ Bradley T Nielson
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)