Form 10-Q/A
period 2000-06-30
MITY ENTERPRISES INC
filed 2000-11-20
CIK 921030

------------------------------------------------------------------------------

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

          ------------------------------------------------------------

                                  Form 10-Q/A

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

                         PART I:  FINANCIAL INFORMATION

The Company hereby amends Part I of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 to reflect the restatement of its unaudited condensed consolidated financial statements as of and for the three month period ended June 30, 2000. See Note 8 to the unaudited condensed consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS
                                MITY-LITE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  JUNE 30,         MARCH 31,
                                                    2000             2000
                                                ------------     ------------
ASSETS                                       (As restated, see
                                                   Note 8)
Current assets:
    Cash and cash equivalents. . . . . . . .     $   714,000      $ 6,141,000
    Accounts receivable, less allowances of
      $1,258,000 at June 30, 2000 and
      $1,179,000 at March 31, 2000 . . . . .      13,268,000        9,393,000
    Inventories. . . . . . . . . . . . . . .       6,355,000        1,410,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .       1,750,000        1,152,000
    Deferred income taxes, current . . . . .         887,000          234,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      22,974,000       18,330,000
Property and equipment, net. . . . . . . . .       6,780,000        4,169,000
Investment in affiliate. . . . . . . . . . .            --          1,672,000
Note receivable from affiliate . . . . . . .          14,000        2,127,000
Deferred income taxes. . . . . . . . . . . .         770,000             --
Intangible assets, net . . . . . . . . . . .       4,369,000        3,134,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $34,907,000      $29,432,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit. . . . . . . . . . .     $   140,000      $   319,000
    Accounts payable . . . . . . . . . . . .       2,897,000        2,227,000
    Accrued expenses and other current
      liabilities. . . . . . . . . . . . . .       3,930,000        2,210,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       6,967,000        4,756,000

Deferred income tax liabilities. . . . . . .            --            291,000
                                                ------------     ------------
Total liabilities. . . . . . . . . . . . . .       6,967,000        5,047,000
COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding, 5,070,167 at June 30,
      2000 and 4,823,582 at March 31, 2000 .          51,000           48,000
    Additional paid-in capital . . . . . . .      11,578,000        8,015,000
    Retained earnings. . . . . . . . . . . .      16,223,000       16,187,000
    Accumulated other comprehensive income .          88,000          135,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      27,940,000       24,385,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $34,907,000      $29,432,000
                                                ============     ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                                MITY-LITE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                 THREE MONTHS ENDED JUNE 30,
                                                ----------------------------
                                                    2000             1999
                                                ------------     ------------
                                             (As restated, see
                                                   Note 8)
Net sales . . . . . . . . . . . . . . . . . .    $16,561,000      $11,223,000
Cost of products sold . . . . . . . . . . . .     12,055,000        6,959,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .      4,506,000        4,264,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      2,605,000        1,978,000
    General and administrative. . . . . . . .        949,000          620,000
    Research and development. . . . . . . . .        258,000          235,000
                                                ------------     ------------
Total expenses. . . . . . . . . . . . . . . .      3,812,000        2,833,000
                                                ------------     ------------
Income from operations. . . . . . . . . . . .        694,000        1,431,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .        (21,000)          (8,000)
    Interest income . . . . . . . . . . . . .         23,000           64,000
    Equity in income of affiliate . . . . . .           --            142,000
    Other . . . . . . . . . . . . . . . . . .          9,000           (9,000)
                                                ------------     ------------
Total other income. . . . . . . . . . . . . .         11,000          189,000
                                                ------------     ------------
Income before provision for income taxes. . .        705,000        1,620,000
Provision for income taxes. . . . . . . . . .        274,000          604,000
                                                ------------     ------------
Net income. . . . . . . . . . . . . . . . . .    $   431,000      $ 1,016,000
                                                ============     ============

Basic earnings per share. . . . . . . . . . .    $      0.09      $      0.21*
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      5,070,167        4,800,405*
                                                ============     ============


Diluted earnings per share. . . . . . . . . .    $      0.08      $      0.20*
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      5,291,797        5,019,935*
                                                ============     ============



* Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

          See accompanying notes to unaudited condensed consolidated financial statements.

                                MITY-LITE, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                       2000           1999
                                                   ------------   ------------
                                               (As restated, see
                                                     Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $   431,000    $ 1,016,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization. . . . . . . .       354,000        205,000
    Deferred tax (benefit) expense . . . . . . .      (194,000)        39,000
    Equity in income of affiliate. . . . . . . .          --         (142,000)
    Gain on disposal of equipment. . . . . . . .        (1,000)        (1,000)
    Tax benefit from exercise of stock options         633,000          9,000
    Changes in assets and liabilities (net of
     effects from purchase of CenterCore and DO
     Group):
      Accounts receivable. . . . . . . . . . . .      (269,000)      (614,000)
      Inventories. . . . . . . . . . . . . . . .      (457,000)        36,000
      Prepaid expenses and other current assets       (698,000)      (269,000)
      Accounts payable . . . . . . . . . . . . .    (1,235,000)       262,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .      (251,000)       920,000
                                                  ------------   ------------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . .    (1,687,000)     1,461,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .          --         (447,000)
Sales of available-for-sale securities . . . . .          --        3,289,000
Proceeds from sales of property & equipment. . .         2,000          1,000
Purchases of property and equipment. . . . . . .      (748,000)      (287,000)
Decrease (increase) in note receivable from
  affiliate. . . . . . . . . . . . . . . . . . .         8,000        (42,000)
Cash received from affiliate . . . . . . . . . .          --           27,000
Increase in acquisition advances . . . . . . . .          --         (408,000)
Purchase of CenterCore, (net of cash acquired) .          --       (5,342,000)
Purchase of DO Group, (net of cash acquired) . .    (2,127,000)          --
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (2,865,000)    (3,209,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .     2,310,000         57,000
Purchase and retirement of common stock. . . . .      (450,000)      (601,000)
Increase (decrease) in bank line of credit . . .    (2,683,000)       196,000
Decrease in long term debt . . . . . . . . . . .       (52,000)      (146,000)
                                                  ------------   ------------
Net cash used in financing activities  . . . . .      (875,000)      (494,000)
                                                  ------------   ------------

Effect of exchange rate changes on cash. . . . .          --            1,000
                                                  ------------   ------------
Net decrease in cash and cash equivalents. . . .    (5,427,000)    (2,241,000)
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . .     6,141,000      8,029,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $   714,000    $ 5,788,000
                                                  ============   ============
          See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                 THREE MONTHS ENDED JUNE 30,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------
                                              (As restated, see
                                                    Note 8)
Cash paid during the quarter for
  income taxes                                    $ 27,000         $221,000

Cash paid for interest                              21,000            8,000



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,342,000. The fair value of the assets acquired was $3,767,000. The cost in excess of the fair value was $2,063,000. The resulting liabilities assumed totaled $488,000.


In April of 2000, the Company acquired the remaining 50.1 percent interest in the DO Group, Inc. for $2,127,000 in cash and approximately 41,000 shares of Mity-Lite common stock valued at the date of purchase at $677,000. These amounts, when added to Mity-Lite's previous net investment of $1,413,000, brings Mity-Lite's total investment to $4,217,000. The fair value of the assets acquired was $12,101,000. The cost in excess of fair value of the assets was $1,376,000. The resulting liabilities assumed totaled $9,260,000.


           See accompanying notes to unaudited condensed consolidated financial statements.

                                MITY-LITE, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2001.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Although the Company believes that the disclosures in these unaudited financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2000. Certain amounts in prior period financial statements have been reclassified to conform with current period presentations.


2.  INVENTORIES

     Inventories consisted of the following:

                                                  June 30,         March 31,
                                                    2000             2000
                                                ------------     ------------
                                              (As restated, see
                                                    Note 8)
               Materials and supplies . . . .    $ 4,812,000      $   866,000
               Work-in-progress . . . . . . .        877,000          170,000
               Finished goods . . . . . . . .        666,000          374,000
                                                ------------     ------------
                                                 $ 6,355,000      $ 1,410,000
                                                ============     ============

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     On July 7, 1999, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," supersedes SFAS No. 80, "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. Management does not believe this statement will have a significant impact on the Company.

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

     Two wholly-owned subsidiaries of Mity-Lite completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $5.3 million. The final purchase price is still being determined and will be based on final asset values at closing. C Core will continue to design and market call center furniture under the CenterCore name. Product manufacturing has been transitioned to DO Group, Inc., a wholly-owned subsidiary of the Company. Included in the Company's prepaid expenses and other current assets as of June 30, 2000 are $854,000 in advances related to the CenterCore acquisition.

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

     Mity-Lite exchanged approximately $2.1 million cash and 41,000 shares of Mity-Lite common stock valued at $677,000 for the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, Mity-Lite assumed approximately $2.5 million in a revolving credit line. The acquisition has been treated for accounting purposes as a step acquisition. DO Group, Inc. has become a wholly-owned subsidiary of Mity-Lite, Inc. Cash from the Company's general working capital was used to fund the purchase.

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

     The unaudited pro forma results of operations of the Company for the three months ended June 30, 2000 and 1999 (assuming the acquisition of DO Group, Inc. had occurred as of April 1, 1999) are as follows:

                                                 THREE MONTHS ENDED JUNE 30,
                                                ----------------------------
                                                    2000             1999
                                                ------------     ------------
                                             (As restated, see
                                                   Note 8)
Net sales . . . . . . . . . . . . . . . . . .    $16,561,000      $13,914,000
Net income. . . . . . . . . . . . . . . . . .        431,000        1,091,000
Basic earnings per share. . . . . . . . . . .           0.09             0.23
Diluted earnings per share. . . . . . . . . .           0.08             0.22


5.  OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income," effective April 1, 1998, the beginning of its 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company's other comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2000, net income exceeded comprehensive income by $47,000 related to foreign currency adjustments. For the three months ended June 30, 1999, comprehensive income exceeded net income by $43,000. Of this amount, $(10,000) was related to a holding loss on available-for-sale securities, and $53,000 was related to foreign currency adjustments.

6.  BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective with its 1999 fiscal year beginning April 1, 1998. Management views the Company as being two business segments: institutional furniture and healthcare seating with the former being the principal business segment. The institutional furniture business segment manufactures and markets lightweight, durable, folding leg tables, stacking chairs, folding chairs, specialty office systems and seating, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales.

     Reportable segment data reconciled to the consolidated financial statements for the three months ended June 30, 2000 and 1999 is as follows:

                                                 Three months ended June 30,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------
                                             (As restated, see
                                                   Note 8)
Net sales:
  Institutional furniture                        $15,599,000      $10,372,000
  Healthcare seating                                 962,000          851,000
                                                 -----------      -----------
                                                 $16,561,000      $11,223,000
                                                 ===========      ===========
Income from operations:
  Institutional furniture                        $   530,000      $ 1,342,000
  Healthcare seating                                 164,000           89,000
                                                 -----------      -----------
                                                 $   694,000      $ 1,431,000
                                                 ===========      ===========
Total assets:
  Institutional furniture                        $32,010,000      $22,500,000
  Healthcare seating                               2,897,000        3,082,000
                                                 -----------      -----------
                                                 $34,907,000      $25,582,000
                                                 ===========      ===========
Depreciation & amortization expense:
  Institutional furniture                        $   310,000      $   163,000
  Healthcare seating                                  44,000           42,000
                                                 -----------      -----------
                                                 $   354,000      $   205,000
                                                 ===========      ===========
Capital expenditures, net:
  Institutional furniture                        $   711,000      $   282,000
  Healthcare seating                                  37,000            5,000
                                                 -----------      -----------
                                                 $   748,000      $   287,000
                                                 ===========      ===========

7.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of Basic and Diluted Net Income per share for the three months ended June 30, 2000 and 1999 respectively.

                                           Three months ended
                                                June 30,
                                         -----------------------
                                            2000         1999
                                         ----------   ----------

Net income as reported . . . . . . . . . $  431,000   $1,016,000
                                         ==========   ==========

BASIC:
    Weighted average number of
      common shares outstanding. . . . .  5,070,167    4,800,405
                                         ==========   ==========
  Basic net income per share . . . . . .      $0.09        $0.21
                                         ==========   ==========

DILUTED:
  Common and common equivalent shares
  outstanding:
    Weighted average number of
      common shares outstanding. . . . .  5,070,167    4,800,405
    Common stock equivalents from
      options computed on the
      treasury-stock method using
      the average fair market
      value of common stock
      outstanding during the
      period . . . . . . . . . . . . . .    221,630      219,530
                                         ----------   ----------
    Shares used in the
      computation. . . . . . . . . . . .  5,291,797    5,019,935
                                         ==========   ==========
  Diluted net income per share . . . . .      $0.08        $0.20
                                         ==========   ==========

All number of shares data has been retroactively restated to reflect a 3-for-2 stock split distributed September 23, 1999.

8.  RESTATEMENT

Subsequent to the issuance of the Company's unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2000, the Company's management discovered discrepancies in the Company's information systems which resulted in inaccurate standard material and other costs being recorded in the unaudited condensed consolidated financial statements as of June 30, 2000. Additionally, the Company failed to record certain installation and freight costs during the quarter ended June 30, 2000. Accordingly, the accompanying unaudited condensed consolidated financial statements of the Company as of and for the three months ended June 30, 2000 have been restated from amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                               As Previously          As
                                                  Reported         Restated
                                               -------------     ------------
  AS OF JUNE 30, 2000:
    Inventories. . . . . . . . . . . . . . . .   $ 6,967,000      $ 6,355,000
    Prepaid expenses and other current assets.     1,478,000        1,750,000
    Accrued expenses and other current
      liabilities. . . . . . . . . . . . . . .     3,831,000        3,930,000
    Retained earnings. . . . . . . . . . . . .    16,662,000       16,223,000

  FOR THE THREE MONTHS ENDED JUNE 30, 2000:
    Cost of products sold. . . . . . . . . . .   $11,347,000      $12,055,000
    Provision for income taxes . . . . . . . .       543,000          274,000
    Net income . . . . . . . . . . . . . . . .       870,000          431,000
      Basic earnings per share . . . . . . . .          0.17             0.09
      Diluted earnings per share . . . . . . .          0.16             0.08

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          and Results of Operations


GENERAL

     As discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements, the unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2000 have been restated. The accompanying discussion and analysis gives effect to the restatement. In order to preserve the nature and character of the disclosures set forth in the Company's Form 10-Q for the fiscal quarter ended June 30, 2000 as originally filed, no attempt has been made in this Form 10-Q/A to modify or update such disclosures except as required to reflect the effects of the restatement.

      The Company is filing this amended Form 10-Q for the first fiscal quarter ended June 30, 2000 because of inventory and cost accounting discrepancies recently discovered in the Company's office systems division located in Marked Tree, Arkansas. The Company has since determined that the inventory balance at June 30, 2000 was overstated by approximately $611,000. The Company has experienced information systems problems in the office systems division which resulted in inaccurate standard material and other costs being reported in the Company's previous Form 10-Q for the June 30, 2000 quarter.
In addition, the Company had additional installation and freight costs totaling $97,000 which should have been recorded in this period. The impact of the restatement has resulted in a decrease in the Company's operating profit of $708,000 and a decrease in net income of $439,000, or $0.08 per basic and diluted share for the first fiscal quarter ended June 30, 2000.

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

     Mity-Lite exchanged approximately $2.1 million cash and 41,000 shares of Mity-Lite common stock valued at $677,000 to purchase the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, Mity-Lite assumed approximately $2.5 million in a revolving credit line. The acquisition was treated for accounting purposes as a step acquisition. DO Group, Inc. has become a wholly-owned subsidiary of Mity-Lite, Inc. Cash from the Company's general working capital was used to fund the purchase.

     In conjunction with the DO Group acquisition, the Company merged C Core, Inc. with DO Group, Inc. The new subsidiary will retain the DO Group, Inc. name. Both DO Group and C Core produce office systems in a shared manufacturing facility in Marked Tree Arkansas.

     During the June 2000 quarter, the Company experienced various operational challenges with its recently acquired DO Group subsidiary. Specifically, the DO Group subsidiary has experienced increasing labor, material and overhead costs, lower sales prices, operational inefficiencies, information system problems, and nonrecurring costs which have significantly impacted the Company's gross margin and customer service. As a result, DO Group has been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, DO Group's inventory and accounts receivable have significantly increased.

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

     GROSS PROFIT. Gross profit as a percentage of net sales decreased over the prior year by 11 percentage points, to 27 percent for the three months ended June 30, 2000. During the quarter, the company experienced various operational problems with its recently acquired DO Group subsidiary. Specifically, the Company has experienced increasing labor, material, freight, installations and overhead costs, lower sales prices, operational inefficiencies, information system problems, and one time related costs which have significantly impacted the Company's gross margin and customer service. As a result, the Company has been expediting incoming materials and shipments to customers, shipping orders late and sometimes incomplete, and generally incurring additional costs as a result of the inefficiencies. The majority of the decrease in gross profit margins was due to these problems and higher material and labor costs on multi-purpose room products.

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

     NET INCOME. For reasons stated above, the Company's fiscal 2000 first quarter net income of $431,000 decreased $585,000, or 58 percent over first quarter net income in the prior fiscal year.


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

     Historically, the Company has financed its growth through cash from operations. The Company also has a revolving credit facility with Zions First National Bank. The agreement, which expires on May 25, 2001, allows the Company to draw up to $4,000,000 under the credit facility. As of June 30, 2000, the Company had no amounts drawn under this facility. The Company's subsidiary, Broda Enterprises, also has a line of credit. The limit on this facility is $670,000. As at June 30, 2000, $140,000 of this line was outstanding. Both credit facilities require the maintenance of certain financial ratios and levels of working capital. As of June 30, 2000, the Company is in full compliance with the loan covenants related to the Broda Enterprises credit facility. However, the Company did not meet the minimum quarterly net income requirement related to the Zions First National Bank credit facility. The Company has obtained a waiver of this requirement from the Bank.

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

     The Company's material cash commitments at June 30, 2000 include current liabilities of $6.97 million to be repaid from funds generated from operations. Current liabilities consist of $0.14 million in a bank line of credit, $2.90 million in accounts payable, $2.36 million in accrued payroll, $0.02 million in income tax payable, $0.38 in accrued expenses, $1.16 million in checks in excess of bank balance and $0.01 million in other accruals. The Company has also entered into a lease agreement from a related party for its production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $7,218 Canadian (approximately US $4,900) per month through August 2000. The Company also leases a facility in Elkhart, Indiana under which it is obligated to pay $11,800 per month through April 1, 2002.

     The Company is in the process of building a new facility with office and manufacturing space at its Orem, Utah location. As of June 30, 2000, $1.6 million had been spent on the land and facility. The Company anticipates additional spending of approximately $0.4 million for a total of $2.0 million in capital expenditures. These additional expenditures are anticipated to be completed by the end of the second quarter of fiscal 2001 and will be funded with cash from operations and a bank line of credit.

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

                                        MITY-LITE, INC.


Date: November 20, 2000                 /s/ Gregory L. Wilson
                                        -------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: November 20, 2000                 /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)