Form 10-Q
period 2000-09-30
MITY ENTERPRISES INC
filed 2000-11-20
CIK 921030

------------------------------------------------------------------------------

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

          ------------------------------------------------------------


                                  Form 10-Q

(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to


                        Commission file number 0-23898
          ------------------------------------------------------------


                             MITY ENTERPRISES, INC.
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

                                Mity-Lite, Inc.
  (Former name, former address and former fiscal year, if changed since last report)

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

     There were 5,077,823 shares of the registrant's Common Stock, par value
$.01
per share, outstanding on November 14, 2000.

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                September 30,      March 31,
ASSETS                                              2000             2000
                                                ------------     ------------
Current assets:
    Cash and cash equivalents. . . . . . . .     $   781,000      $ 6,141,000
    Accounts receivable, less allowances of
      $1,416,000 at September 30, 2000 and
      $1,179,000 at March 31, 2000 . . . . .      12,121,000        9,393,000
    Inventories. . . . . . . . . . . . . . .       5,528,000        1,410,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .       2,864,000        1,152,000
    Deferred income taxes, current . . . . .       1,019,000          234,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      22,313,000       18,330,000
Property and equipment, net. . . . . . . . .       7,284,000        4,169,000
Investment in affiliate. . . . . . . . . . .            --          1,672,000
Note receivable from affiliate . . . . . . .          14,000        2,127,000
Deferred income taxes. . . . . . . . . . . .         479,000             --
Intangible assets, net . . . . . . . . . . .       4,283,000        3,134,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $34,373,000      $29,432,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit. . . . . . . . . . .     $ 1,049,000      $   319,000
    Accounts payable . . . . . . . . . . . .       2,744,000        2,227,000
    Accrued expenses and other current
      liabilities. . . . . . . . . . . . . .       2,742,000        2,210,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       6,535,000        4,756,000

Deferred income tax liabilities. . . . . . .            --            291,000
                                                ------------     ------------
Total liabilities. . . . . . . . . . . . . .       6,535,000        5,047,000
COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 5,074,039 at September
      30, 2000 and 4,823,582 at March 31, 2000        51,000           48,000
    Additional paid-in capital . . . . . . .      11,621,000        8,015,000
    Retained earnings. . . . . . . . . . . .      16,105,000       16,187,000
    Accumulated other comprehensive income .          61,000          135,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      27,838,000       24,385,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $34,373,000      $29,432,000
                                                ============     ============
           See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                 THREE MONTHS ENDED SEPT. 30,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $14,882,000      $10,979,000
Cost of products sold . . . . . . . . . . . .     11,113,000        6,419,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .      3,769,000        4,560,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      2,629,000        1,721,000
    General and administrative. . . . . . . .      1,019,000          827,000
    Research and development. . . . . . . . .        315,000          223,000
                                                ------------     ------------
Total expenses. . . . . . . . . . . . . . . .      3,963,000        2,771,000
                                                ------------     ------------
Income (loss) from operations . . . . . . . .       (194,000)       1,789,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .        (19,000)          (7,000)
    Interest income . . . . . . . . . . . . .          1,000          156,000
    Equity in income of affiliate . . . . . .           --             29,000
    Other . . . . . . . . . . . . . . . . . .         (1,000)           1,000
                                                ------------     ------------
Total other income (expense). . . . . . . . .        (19,000)         179,000
                                                ------------     ------------
Income (loss) before provision for income
  taxes . . . . . . . . . . . . . . . . . . .       (213,000)       1,968,000
Income tax expense (benefit). . . . . . . . .        (95,000)         733,000
                                                ------------     ------------
Net income (loss) . . . . . . . . . . . . . .    $  (118,000)     $ 1,235,000
                                                ============     ============

Basic earnings (loss) per share . . . . . . .    $     (0.02)     $      0.26
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      5,074,039        4,809,989
                                                ============     ============


Diluted earnings (loss) per share . . . . . .    $     (0.02)     $      0.24
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      5,213,106        5,134,128
                                                ============     ============



           See accompanying notes to unaudited condensed consolidated financial statements.

                               MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  SIX MONTHS ENDED SEPT. 30,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $31,443,000      $22,202,000
Cost of products sold . . . . . . . . . . . .     23,168,000       13,378,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .      8,275,000        8,824,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      5,234,000        3,699,000
    General and administrative. . . . . . . .      1,968,000        1,447,000
    Research and development. . . . . . . . .        573,000          458,000
                                                ------------     ------------
Total expenses. . . . . . . . . . . . . . . .      7,775,000        5,604,000
                                                ------------     ------------
Income from operations. . . . . . . . . . . .        500,000        3,220,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .        (40,000)         (15,000)
    Interest income . . . . . . . . . . . . .         24,000          220,000
    Equity in income of affiliate . . . . . .           --            171,000
    Other . . . . . . . . . . . . . . . . . .          8,000           (8,000)
                                                ------------     ------------
Total other income (expense). . . . . . . . .         (8,000)         368,000
                                                ------------     ------------
Income before provision for income taxes. . .        492,000        3,588,000
Income tax expense. . . . . . . . . . . . . .        179,000        1,337,000
                                                ------------     ------------
Net income. . . . . . . . . . . . . . . . . .    $   313,000      $ 2,251,000
                                                ============     ============

Basic earnings per share. . . . . . . . . . .    $      0.06      $      0.47
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      5,072,103        4,805,199
                                                ============     ============


Diluted earnings per share. . . . . . . . . .    $      0.06      $      0.44
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      5,252,452        5,077,034
                                                ============     ============




           See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $   313,000    $ 2,251,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       709,000        417,000
    Deferred tax expense (benefit) . . . . . . .       (35,000)        36,000
    Equity in income of affiliate. . . . . . . .          --         (171,000)
    Gain on disposal of equipment. . . . . . . .        (1,000)        (1,000)
    Tax benefit from exercise of stock options .       633,000         11,000
    Changes in assets and liabilities (net of
     effects from purchase of CenterCore and DO
     Group):
      Accounts receivable. . . . . . . . . . . .       868,000       (712,000)
      Inventories. . . . . . . . . . . . . . . .       365,000         61,000
      Prepaid expenses and other current assets     (1,630,000)       (92,000)
      Accounts payable . . . . . . . . . . . . .    (1,384,000)       149,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .    (1,620,000)       (45,000)
                                                  ------------   ------------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . .    (1,782,000)     1,904,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .          --       (1,716,000)
Sales of available-for-sale securities . . . . .          --        3,645,000
Proceeds from sales of property & equipment. . .         2,000        259,000
Purchases of property and equipment. . . . . . .    (1,536,000)    (1,504,000)
Decrease in note receivable from affiliate . . .         8,000         17,000
Cash received from affiliate . . . . . . . . . .          --           53,000
Increase in acquisition advances . . . . . . . .          --         (158,000)
Purchase of CenterCore, (net of cash acquired) .          --       (5,349,000)
Purchase of DO Group, (net of cash acquired) . .    (2,127,000)          --
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (3,653,000)    (4,753,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .     2,353,000        118,000
Purchase and retirement of common stock. . . . .      (449,000)      (601,000)
Increase (decrease) in bank line of credit . . .    (1,775,000)       141,000
Decrease in long term debt . . . . . . . . . . .       (53,000)      (146,000)
                                                  ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .        76,000       (488,000)
                                                  ------------   ------------
Effect of exchange rate changes on cash. . . . .        (1,000)         1,000
                                                  ------------   ------------
Net decrease in cash and cash equivalents. . . .    (5,360,000)    (3,336,000)
Cash and cash equivalents at beginning of period     6,141,000      8,029,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $   781,000    $ 4,693,000
                                                  ============   ============
           See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                  Six months ended Sept. 30,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------
Cash paid during the period for
  income taxes                                    $962,000        $1,369,000

Cash paid during the period for interest            35,000            15,000



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,342,000. The fair value of the assets acquired was
$3,767,000. The cost in excess of the fair value was $2,063,000. The resulting liabilities assumed totaled $488,000.


In April of 2000, the Company acquired the remaining 50.1 percent interest in the
DO Group, Inc. for $2,127,000 in cash and approximately 41,000 shares of Mity-Lite common stock valued at the date of purchase at $677,000. These amounts, when added to Mity-Lite's previous net investment of $1,413,000, brought MITY Enterprises' total investment to $4,217,000. The fair value of the assets acquired was $12,101,000. The cost in excess of fair value of the assets was $1,376,000. The resulting liabilities assumed totaled $9,260,000.



           See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and six months ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2001.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2000. Certain amounts in prior period financial statements have been reclassified to conform with current period presentations.


2.  INVENTORIES

     Inventories consisted of the following:

                                                  Sept. 30,        March 31,
                                                    2000             2000
                                                ------------     -------------

               Materials and supplies . . . .    $ 4,391,000      $   866,000
               Work-in-progress . . . . . . .        665,000          170,000
               Finished goods . . . . . . . .        472,000          374,000
                                                ------------     ------------
                                                 $ 5,528,000      $ 1,410,000
                                                ============     ============

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     On July 7, 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of
FASB Statement No. 133," an amendment of FASB Statement No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," supersedes SFAS No. 80, "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFAS's previously issued. SFAS No. 133, as amended by
SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. Management does not believe this statement will have a significant impact on the Company.

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


4.  RECENT ACQUISITIONS

     On April 9, 1999, the Company acquired certain assets and obligations of The
CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of call center furniture, through a bank foreclosure.

     Two wholly-owned subsidiaries of MITY Enterprises completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $5.3 million. C Core designs and markets call center furniture under the CenterCore name. Product manufacturing has been transitioned to DO Group, Inc., a wholly-owned subsidiary of the Company. Included in the Company's prepaid expenses and other current assets as of September 30, 2000 are $0.85 million in advances related to the CenterCore acquisition. In October 2000, the Company entered into an agreement with CenterCore which finalized the purchase price related to the acquisition. As a result, the Company was reimbursed approximately $0.96 million from funds which had escrowed as part of the original purchase agreements, thereby paying off the $0.85 million in advances related to the CenterCore acquisition.

     BOCCC, Inc., also a Utah corporation and wholly-owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $0.50 million. The outstanding subordinated debt obligations of CenterCore totaled approximately $2.0 million at closing. Cash from the Company's general working capital was used to fund the purchases. The final allocation of the purchase price resulted in approximately $2.1 million of goodwill.

     On April 1, 2000, MITY Enterprises acquired the remaining 50.1 percent interest in the DO Group, Inc., a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore, DO3, JG, and Corel trade names.

     MITY Enterprises exchanged approximately $2.1 million cash and 41,000 shares of MITY Enterprises common stock valued at approximately $677,000 for the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, MITY Enterprises assumed approximately $2.5 million in a revolving credit line. The acquisition has been treated for accounting purposes as a step acquisition. DO Group, Inc. has become a wholly-owned subsidiary of MITY Enterprises, Inc. Cash from the Company's general working capital was used to fund the purchase.

     In conjunction with the DO Group acquisition, the Company merged C Core, Inc. with DO Group, Inc. The new subsidiary retained the DO Group, Inc. name. Both DO Group and C Core produce office systems in a shared manufacturing facility in Marked Tree, Arkansas.

     On April 1, 2000, the Company also created a new corporation called MLI Acquisition, Inc. With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of MITY Enterprises, Inc. (formerly known as Mity-
Lite, Inc.) were transferred to MLI Acquisition, Inc. MLI Acquisition, Inc. has become the operating company for the multipurpose furniture operations and is a wholly-owned subsidiary of the Company. The Company intends to change the name of MLI Acquisition, Inc. to Mity-Lite, Inc. in the near future.

     The unaudited pro forma results of operations of the Company for the three months and six months ended September 30, 2000 and 1999 (assuming the acquisition of DO Group, Inc. had occurred as of April 1, 1999) are as follows:

                                                 THREE MONTHS ENDED SEPT. 30,
                                                ------------------------------
                                                    2000             1999
                                                ------------     -------------
Net sales . . . . . . . . . . . . . . . . . .    $14,882,000      $13,502,000
Net income. . . . . . . . . . . . . . . . . .       (118,000)       1,163,000
Basic earnings per share. . . . . . . . . . .          (0.02)            0.24
Diluted earnings per share. . . . . . . . . .          (0.02)            0.22

                                                  SIX MONTHS ENDED SEPT. 30,
                                                ------------------------------
                                                    2000             1999
                                                ------------     -------------
Net sales . . . . . . . . . . . . . . . . . .    $31,443,000      $27,416,000
Net income. . . . . . . . . . . . . . . . . .        313,000        2,254,000
Basic earnings per share. . . . . . . . . . .           0.06             0.47
Diluted earnings per share. . . . . . . . . .           0.06             0.44

5.  OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective April 1, 1998, the beginning of its 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company's other comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the six months ended September 30, 2000, net income exceeded comprehensive income by $74,000 related to foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the six months ended September 30, 1999, comprehensive income exceeded net income by $61,000. Of this amount, $(3,000) was related to a holding loss on available-for-sale securities, and $64,000 was related to foreign currency adjustments.


6.  BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective with its 1999 fiscal year beginning April 1, 1998. Management views the Company as being two business segments: institutional furniture and healthcare seating with the former being the principal business segment. The institutional furniture business segment manufactures and markets lightweight, durable, folding leg tables, stacking chairs, folding chairs, specialty office systems and seating, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign based sales.

     Reportable segment data reconciled to the consolidated financial statements for the six months ended September 30, 2000 and 1999 is as follows:

                                                  SIX MONTHS ENDED SEPT. 30,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------
Net sales:
  Institutional furniture                        $29,340,000      $20,618,000
  Healthcare seating                               2,103,000        1,584,000
                                                 -----------      -----------
                                                 $31,443,000      $22,202,000
                                                 ===========      ===========
Income from operations:
  Institutional furniture                        $    84,000      $ 3,089,000
  Healthcare seating                                 416,000          131,000
                                                 -----------      -----------
                                                 $   500,000      $ 3,220,000
                                                 ===========      ===========
Total assets:
  Institutional furniture                        $31,350,000      $22,923,000
  Healthcare seating                               3,023,000        3,018,000
                                                 -----------      -----------
                                                 $34,373,000      $25,941,000
                                                 ===========      ===========

Depreciation & amortization expense:
  Institutional furniture                        $   624,000      $   333,000
  Healthcare seating                                  85,000           84,000
                                                 -----------      -----------
                                                 $   709,000      $   417,000
                                                 ===========      ===========
Capital expenditures, net:
  Institutional furniture                        $ 1,493,000      $ 1,491,000
  Healthcare seating                                  43,000           13,000
                                                 -----------      -----------
                                                 $ 1,536,000      $ 1,504,000
                                                 ===========      ===========

7.  COMPUTATION OF NET INCOME PER SHARE

     The following is the Company's reconciliation of basic and diluted net income per share for the three and six months ended September 30, 2000 and 1999 respectively.

                                     Three months ended    Six months ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                      2000      1999         2000      1999
                                  ---------- ----------   --------- ----------
Net income as reported . . . . .  $ (118,000)$1,235,000   $ 313,000 $2,251,000
                                   =========  =========   =========  =========

BASIC:
    Weighted average number of
      common shares outstanding. . 5,074,039  4,809,989   5,072,103  4,805,199
                                   =========  =========   =========  =========
  Basic net income per share . . .    $(0.02)    $ 0.26      $ 0.06     $ 0.47
                                   =========  =========   =========  =========


DILUTED:
  Common and common equivalent shares
  outstanding:
    Weighted average number of
      common shares outstanding. . 5,074,039  4,809,989   5,072,103  4,805,199
    Common stock equivalents from
      options computed on the
      treasury-stock method using
      the average fair market
      value of common stock
      outstanding during the
      period . . . . . . . . . . .   139,067    324,139     180,349    271,835
                                   ---------  ---------   ---------  ---------
    Shares used in the
      computation. . . . . . . . . 5,213,106  5,134,128   5,252,452  5,077,034
                                   =========  =========   =========  =========

  Diluted net income per share . .    $(0.02)    $ 0.24      $ 0.06     $ 0.44
                                   =========  =========   =========  =========

8.  DO GROUP, INC. SUBSIDIARY

     The Office Systems division of DO Group, Inc. has experienced various operational challenges. Most of these challenges relate to the Company's office systems division located in Marked Tree, Arkansas. Material costs for the office systems division increased as a percent of sales primarily because of outsourcing of component fabrication, increasing obsolescence reserves, increasing customer services costs, and lower material order quantities. Small component orders have been more expensive than large productions runs might have been. Labor costs as a percentage of net sales have increased primarily because of operational inefficiencies, lower sales volumes, and increased customer service costs related to completing incomplete orders, replacing freight damaged products, and resolving customer complaints. Overhead costs have increased both as a percentage of sales and in the aggregate primarily because of lower sales volumes, higher freight costs and higher personnel costs resulting from these operational difficulties. The average sales prices of the Company's products have declined during the last six months as a result of discounting on a few large orders and offering some limited customer service discounts. In addition, the operation's management information systems have not yet been adequately implemented to fully support the operations. The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels. As a result, the Office System division has been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, incurring additional warranty and customer services costs, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, DO Group's sales have declined and losses have grown.

     During the quarter ended June 30, 2000, the Company began the process of restructuring the DO Group management team and implementing information system policies and controls which the Company believes will better allow it to control and manage the Office Systems operations. The changes and improvements being made are ongoing and will likely continue for at least the next several months.
Because of the problems described above, the Office System division has lost some customer orders and its sales base has deteriorated. Traditionally, the Company has experienced strong order volume in its General Service Administration
(GSA)
or government market segment during its second fiscal quarter each year, especially from Europe and Asia. During the quarter ended September 30, 1999, the Company booked approximately $3.2 million in the GSA markets. During the current fiscal quarter, GSA orders were less than $0.6 million, with limited orders coming from Europe and Asia. In addition, one of the Company's major OEM customers, which historically has purchased approximately $2 million annually from the Company, is implementing product design changes. These changes have caused this customer to delay further purchases until the design is complete. The Company is in the process of renegotiating the contract for the new product design and believes it will be successful in obtaining the contract. However, the Company cannot guarantee that it will be successful in obtaining the new contract.

     Since acquiring and taking over the direct management of the DO Group subsidiary, the Company has worked to identify and resolve operational and other problems. The Company has taken action to reduce the amount of losses being incurred at its DO Group subsidiary by reducing personnel costs through layoffs.
The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, the DO Group subsidiary continues to sustain losses. The changes and improvements being made in the DO Group subsidiary are ongoing and will likely continue for at least the next several months. The Company cannot assure that management will be successful in turning around the operations and restoring the Office System division's customer base. In light of this, the Company is currently actively evaluating all strategic alternatives related to the Office Systems division. While the Company is working diligently to correct these operational problems, the Company has not yet decided to pursue a specific strategic alternative.

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

     The Company's multipurpose room furniture is marketed under the Mity-Lite trade name and consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities.
The Company's stacking chairs are marketed under the MityTuff(R), MityStack(TM), and MityHost(TM) trade names. Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with other chair manufacturers, while others are manufactured and/or assembled in the Company's Orem, Utah facility. In November 1999, the Company introduced a new line of folding chairs. This chair line is manufactured in-house and is marketed under the SwiftSet(TM) trade name. Historically, the multipurpose room operation's growth has come from an expanding base of new customers and from increasing sales to existing customers in this segment of the business. The multipurpose room operation's current and future growth is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as chairs, staging, flooring, partitions, podiums, risers and bench seating and its ability to continue increasing its market penetration into existing markets.

     The Company's healthcare seating operations were acquired in November
1998.
The Company acquired all of the outstanding stock of Broda Enterprises Inc.
for
$2.5 million. Broda's products are marketed under the Broda(TM) trade name primarily in the Canadian and U.S. markets. Its operations are based in Waterloo, Ontario, Canada.

     On April 9, 1999, the Company acquired certain assets and obligations of The
CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments. Two wholly-owned subsidiaries of MITY Enterprises completed the transactions. C Core, Inc., a Utah corporation
("C Core"), purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for approximately $5.3 million. C Core designs and markets call center and panel systems furniture under the CenterCore name. Product manufacturing was transitioned to DO Group, Inc., a wholly-owned subsidiary of the Company.

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

     MITY Enterprises exchanged approximately $2.1 million cash and 41,000 shares of MITY Enterprises common stock valued at $677,000 to purchase the remaining
50.1 percent of DO Group stock from the DO Group shareholders. In addition, MITY
Enterprises assumed approximately $2.5 million in a revolving credit line.
The
acquisition was treated for accounting purposes as a step acquisition.  DO
Group,
Inc. has become a wholly-owned subsidiary of MITY Enterprises, Inc. Cash from the Company's general working capital was used to fund the purchase. The significant increases in accounts receivable and inventories as compared to the balances at March 31, 2000 are a direct result of this acquisition.

     In conjunction with the DO Group acquisition, the Company merged C Core, Inc. with DO Group, Inc. The new subsidiary retained the DO Group, Inc. name. Both DO Group and C Core produce office systems in a shared manufacturing facility in Marked Tree, Arkansas ("Office Systems Division").

     The Office Systems Division located in Marked Tree, Arkansas has experienced various operational challenges. Material costs for the Office Systems Division increased as a percent of sales primarily because of outsourcing of component fabrication, increasing obsolescence reserves, increasing customer services costs, and lower material order quantities. Small component orders have been more expensive than large productions runs might have been. Labor costs as a percentage of net sales have increased primarily because of operational inefficiencies, lower sales volumes, and increased customer service costs related to completing incomplete orders, replacing freight damaged products, and resolving customer complaints. Overhead costs have increased both as a percentage of sales and in the aggregate primarily because of lower sales volumes, higher freight costs and higher personnel costs resulting from these operational difficulties. The average sales prices of the Company's products have declined during the last six months as a result of discounting on a few large orders and offering some limited customer service discounts. In addition, the operation's management information systems have not yet been adequately implemented to fully support the operations. The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels. As a result, the Office System Division has been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, incurring additional warranty and customer services costs, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, DO Group's sales have declined and losses have grown.

     During the quarter ended June 30, 2000, the Company began the process of restructuring the DO Group management team and implementing information system policies and controls which the Company believes will better allow it to control and manage the Office Systems operations. The changes and improvements being made are ongoing and will likely continue for at least the next several months.
Because of the problems described above, the Office System division has lost some customer orders and its sales base has deteriorated. Traditionally, the Company has experienced strong order volume in its General Service Administration
(GSA)
or government market segment during its second fiscal quarter each year, especially from Europe and Asia. During the quarter ended September 30, 1999, the Company booked approximately $3.2 million in the GSA markets. During the current fiscal quarter, GSA orders were less than $0.6 million, with limited orders coming from Europe and Asia. In addition, one of the Company's major OEM customers, which historically has purchased approximately $2 million annually from the Company, is implementing product design changes. These changes have caused this customer to delay further purchases until the design is complete. The Company is in the process of renegotiating the contract for the new product design and believes it will be successful in obtaining the contract. However, the Company cannot guarantee that it will be successful in obtaining the new contract.

     Since acquiring and taking over the direct management of the DO Group subsidiary, the Company has worked to identify and resolve operational and other problems. The Company has taken action to reduce the amount of losses being incurred at its DO Group subsidiary by reducing personnel costs through layoffs.
The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, the DO Group subsidiary continues to sustain losses. The changes and improvements being made in the DO Group subsidiary are ongoing and will likely continue for at least the next several months. The Company cannot assure that management will be successful in turning around the operations and restoring the Office System Division's customer base. In light of this, the Company is currently actively evaluating all strategic alternatives related to the Office Systems Division. While the Company is working diligently to correct these operational problems, the Company has not yet decided to pursue a specific strategic alternative.

     On April 1, 2000, the Company also created a new corporation called MLI Acquisition, Inc. With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of MITY Enterprises, Inc. (formerly known as Mity-
Lite, Inc.) were transferred to MLI Acquisition, Inc. MLI Acquisition, Inc. has become the operating company for the multipurpose room furniture operations and is a wholly-owned subsidiary of the Company. At the Annual Meeting of the shareholders of MITY Enterprises, Inc. held on August 17, 2000, the shareholders of the Company approved changing the name of Mity-Lite, Inc. to MITY Enterprises,
Inc. The Company intends to change the name of MLI Acquisition, Inc. to Mity-Lite, Inc. in the near future.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND
1999

     NET SALES. The Company's second quarter fiscal 2001 net sales of $14,882,000 were up 36 percent as compared with the second quarter net sales in the prior fiscal year. For the quarter ended September 30, 2000, the increase reflects sales growth, as compared to the second quarter of fiscal 2000, of 15 percent in the Company's multipurpose room markets and 56 percent in the healthcare chair market partially offset by declining sales of 12 percent in the office systems market related to C Core sales. Specialty office seating and systems sales, related to the DO Group purchase, represented 15 percent of net sales for the second quarter of fiscal 2001. The Company's total international sales represented 13 percent of net sales for the second quarter ended September
30, 2000 as compared to 10 percent in the second quarter of fiscal 2000.

     For the six months ended September 30, 2000, the Company's net sales of $31,443,000 represented an increase of 42 percent over the same period in the prior fiscal year. For the six months ended September 30, 2000, the increase reflected sales growth, as compared to the first six months of fiscal 2000, of 15 percent in the Company's multipurpose room markets, 33 percent in the healthcare chair market, and 6 percent in the office systems market related to C Core sales. Specialty office seating and systems sales, related to the DO Group purchase, represented 19 percent of net sales for the six months ended September 30, 2000. International sales represented 13 percent of net sales for the six months ended September 30, 2000 as compared to 10 percent in the same period of fiscal 2000.

     GROSS PROFIT.  Gross profit as a percentage of net sales decreased over the
prior year by 17 percentage points, to 25 percent for the quarter ended
September
30, 2000. During the quarter, the Company continued to experience various operational problems with its recently acquired DO Group subsidiary. Specifically, the Company has experienced increasing labor, material and overhead costs, lower sales prices, operational inefficiencies, information system problems, and other related costs which have significantly and adversely impacted the Company's gross margin and customer service levels.  As a result, the
Company
has been expediting incoming materials and shipments to customers, shipping orders late and sometimes incomplete, and generally incurring additional costs as a result of the inefficiencies. In addition, the decrease in gross margin included an additional inventory reserve related to its DO Group subsidiary of $340,000 which was recorded during the quarter. The majority of the decrease in gross profit margins was due to these problems at the DO Group subsidiary. In addition, the Company experienced a 5 percentage point decrease in gross margins
in its multipurpose room products.   This decrease primarily resulted from
increasing chair sales (which are sold at lower gross margins) and increasing material, labor, freight, personnel and facility costs related to the Company's table sales. With increasing fuel prices and a tightening labor market, the Company may continue to experience further pressures on its gross margins.

     For reasons stated above, gross profit as a percentage of net sales decreased over the prior year by 14 percentage points to 26 percent for the six month period ended September 30, 2000.

     SELLING EXPENSES. Selling expenses were 18 percent of net sales in the second quarter of fiscal 2001 as compared to 16 percent for the second quarter of the prior fiscal year. Actual expenses increased by $908,000 or 53 percent.
The increase in actual expenses was primarily due to selling costs related to the recent DO Group acquisition and the mulitpurpose room operations.
Multipurpose
room furniture selling costs increased by $366,000 over the prior fiscal year. This increase resulted from higher costs for commissions and salaries due to the higher sales volume, and higher trade show costs.

     Selling expenses were 17 percent of net sales in the six months ended September 30, 2000 as compared to 17 percent for the same period in the prior fiscal year. Actual expenses increased by $1,535,000 or 41 percent. The increase in actual expenses was primarily due to selling costs related to the recent DO Group acquisition and the multipurpose room operations. Health care seating expenses decreased by $11,000 over the prior fiscal year due to lower costs for outside commissions and advertising. Multipurpose room furniture selling costs increased by $596,000 over the prior year. This increase resulted from higher costs for commissions and salaries due to the higher sales volume, and higher trade show costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 7 percent of net sales for the second quarter of fiscal 2001 as compared to
8 percent for the second quarter of the prior fiscal year. Actual spending increased by 23 percent, or $192,000. The increase was mainly due to additional reserves for bad debt recorded in the DO Group subsidiary of $150,000 and other general and administrative costs associated with DO Group.

     General and administrative expenses were 6 percent of net sales in the six months ended September 30, 2000, as compared to 7 percent for the same period in the prior fiscal year. Actual spending increased 36 percent, or $521,000. The increase was mainly due to increased general and administrative costs associated with DO Group including the additional bad debt reserve of $150,000. Healthcare seating general and administrative costs increased by $57,000 or 33 percent due to additional personnel related expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were
2 percent of net sales for the second quarter of fiscal 2001 as compared to 2 percent for the second quarter of the prior fiscal year. Actual spending increased by 41 percent, or $92,000. The increase was due to additional research and development costs associated with DO Group as well as increased personnel costs in the multipurpose room operations. The increase was partially offset by lower personnel costs associated with healthcare seating.

     Research and development expenses were 2 percent of net sales for the six months ended September 30, 2000 as compared to 2 percent for the same period of the prior fiscal year. Actual spending increased by 25 percent, or $115,000. The increase was due to additional research and development costs associated with
DO Group as well as increased personnel costs in the multipurpose room operations. The increase was partially offset by lower personnel costs associated with healthcare seating.

     OTHER INCOME AND EXPENSE.  Other income and expense netted to $(19,000)
for
the second quarter of fiscal 2001. Second quarter interest income was $1,000, a decrease of $155,000 from the second quarter of the prior fiscal year. The decrease was due to less interest earned on the lower cash balance held in the current fiscal year resulting from cash being used for the DO Group acquisition and to support operating losses at the Company's DO Group subsidiary. The Company had interest expense of $19,000 for the second quarter of fiscal 2001 as compared to $7,000 in the prior year's second quarter.  In the second quarter of
the prior fiscal year, the Company also recognized income of $29,000 from its investment in DO Group, Inc. accounted for using the equity method of accounting.
Since the Company acquired the remaining 50.1 percent interest in the DO Group at the beginning of this fiscal year, DO Group sales and income are fully consolidated into the Company's financial statements rather than using the equity method as in prior years.  In addition, the Company recognized a loss of
$2,000
on currency exchange.

     Other income and expense netted to $(8,000) for the six months ended September 30, 2000. Six month interest income was $24,000, a decrease of $196,000 from the same period in the prior fiscal year. The Company had interest expense of $40,000 for the six months ended September 30, 2000 as compared to $15,000 for the six months ended September 30, 1999. In the six months ended September 30, 1999, the Company also recognized income of $171,000 from its investment in DO Group, Inc. In addition, the Company recognized a gain of $1,000 on the disposal of certain fixed assets and a gain of $6,000 on currency exchange.

     NET INCOME. For reasons stated above, the Company's fiscal 2001 second quarter net loss of $(118,000) decreased $1,353,000 over the second quarter net income in the prior fiscal year. The Company's net income of $313,000 for the six month period ended September 30, 2000 decreased $1,938,000 over the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of repurchase agreements collateralized with U.S. Treasury securities, totaled $0.78 million at September
30, 2000 as compared to $6.14 million at March 31, 2000. The decrease in cash and cash equivalents was due primarily to the reduction in the line of credit ($1.78 million), the DO Group acquisition ($2.13 million) in April 2000, cash used in operating activities ($1.78 million), purchases of property and equipment
($1.54 million), and the purchase and retirement of common stock ($0.45 million).
This decrease was partially offset by net proceeds related to the exercise of stock options ($2.35 million).

     Historically, the Company has financed its growth primarily through cash from operations. The Company also has a revolving credit facility with Zions First National Bank. The agreement, which expires on May 25, 2001, allows the Company to draw up to $4.0 million under the credit facility. As of September 30, 2000, the Company had $1.05 million drawn under this facility. The Company's subsidiary, Broda Enterprises, also has a line of credit. The limit on this facility is $0.67 million. As of September 30, 2000, no amount was drawn under this facility. Both credit facilities require the maintenance of certain financial ratios and levels of working capital. As of September 30, 2000, the Company is in full compliance with the loan covenants related to the Broda Enterprises credit facility. However, as of September 30, 2000, the Company did not meet the minimum quarterly net income required in the Zions First National Bank credit facility. The Company has obtained a waiver of this requirement from
Zions First National Bank. The Company cannot assure that it will be able to satisfy this covenant in future quarters or obtain additional waivers from its lender. The Company's liquidity is partially dependent upon the availability of its credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements have significantly increased because of the DO Group acquisition, losses in the DO Group operations and the construction of a new manufacturing facility, and may further increase as a result of continuing losses in its DO Group subsidiary. As a result of the operational challenges in the Company's DO Group subsidiary, the Company anticipates continuing to access the
Company's line of credit from time to time on a short term basis to meet cash flow requirements for the business as a whole. No assurances are given as to the sufficiency of the Company's working capital to support the Company's operations particularly in light of current problems in the DO Group operations. Substantial investment of capital and management resources will be required regardless of the strategic alternatives pursued by the Company with respect to the DO Group operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 2000, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $1.3 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at September 30, 2000 include current liabilities of $6.54 million to be repaid from funds generated from operations. Current liabilities consist of $1.05 million in a bank line of credit, $2.74 million in accounts payable, $1.62 million in accrued payroll, $0.05 million in income tax payable, $0.80 million in accrued expenses, $0.26 million in checks in excess of bank balance and $0.01 million in other accruals.
The Company has also entered into a lease agreement from a related party for its
production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay
$10,519 Canadian (approximately US $7,000) per month through August 2002. The Company also leases a facility in Elkhart, Indiana. The Company entered into a five year lease agreement on April 1, 1997 with monthly payments of $11,800. During the second quarter of fiscal 2000, the Company completed building a new facility with office and manufacturing space. A total of $2.1 million was spent on the land and facility. During the second quarter, the Company also started constructing additional manufacturing space on the new facility. As of September
30, 2000, $0.1 million had been spent on this new addition. The Company anticipates additional spending of approximately $0.4 million for a total of $0.5 million in capital expenditures. These additional expenditures are anticipated to be completed by the end of the fourth quarter of fiscal 2001 and will be funded with cash from operations and draws under the bank line of credit.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Certain statements made above in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "plans," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.

     Forward-looking statements contained herein include plans and objectives of management for future operations, including the Company's efforts to turnaround the DO Group Office Systems operations, and objectives relating to the Company's products, marketing, customers, product line expansions, and enhancements of the
Company's manufacturing processes. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this quarterly report relate to: (i) references to an expanding base of new customers and increasing sales to new customers related to the Company's multi-purpose room furniture operations; (ii) references to current and future growth in the Company's multi-purpose room operations being largely dependent upon the Company's ability to successfully introduce and market new product lines; (iii) statements that changes and improvements in the Company's Do Group subsidiary are being made and continue to be made and are likely to continue for at least the next several months; (iv) references to the Company's efforts to restructure management of the DO Group subsidiary; (v) statements related to the Company's efforts to renegotiate a key contract for a major OEM customer and the Company's belief that it will be successful in obtaining the contract; (vi) statements relating to the Company's efforts and plans to evaluate all strategic alternatives related to the DO Group subsidiary and that the Company has not yet decided to pursue a specific strategic alternative; (vii) statements indicating that increasing fuel prices and a tightening labor market may continue to put pressure on the Company's gross margins; (viii) statements relating to the Company's beliefs that cash flow from its current operations, existing cash reserves, and available lines of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months; (ix) statements relating to continuing losses in the Company's DO Group subsidiary and working capital requirements related thereto;
(x) the Company's anticipation that it will access the Company's line of credit from time to time to meet the cash flow requirements for the business as a whole;
(xi) the Company's anticipation that substantial investment of capital and management resources will be required to improve DO Group's operations regardless of the strategic alternatives pursued by the Company; (xii) statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; and (xiii) other statements of the Company related to the operational difficulties in its DO Group subsidiary.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made.

     The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) the inability of management to successfully install in a timely manner and operate adequate management information systems in its Do Group subsidiary leading to manufacturing inefficiencies, higher material and labor costs, lower gross margins and profitability, inefficient or inaccurate inventory management and continuing customer dissatisfaction; (b) the Company's inability to increase sales, increase consumer confidence and restore the Do Group customer base; (c) the Company's inability to fund continuing losses in its Do Group subsidiary; (d) the Company's inability for any reason to pursue a satisfactory strategic alternative with respect to the Do Group subsidiary; (e) loss of important customer contracts;
(f)
limited management and key employee resources; (g) the Company's inability to reduce the accounts receivable and inventory balances in its Do Group subsidiary;
(h) the Company's inability to effectively restructure Do Group's management team; (i) declines in sales volumes and profit margins in the Company's core businesses; (j) lower than expected revenue, revenue growth, cash flow and gross margins from operations because of recent acquisitions (particularly DO Group, Inc.) and any operating and post acquisition integration challenges related thereto, adverse economic or business conditions or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating, call center, and specialty seating and office panel systems markets, (k) management's ability to manage effectively the
Company's growth, (l) the Company's ability to expand successfully into new markets such as in the healthcare seating and seating accessories, call center, specialty seating and office panel systems markets, (m) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith, (n) increased competition in the Company's existing and future markets, (o) the market's acceptance of products currently being developed by the Company, (p) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (q) the Company's ability to source a sufficient volume of acceptable raw materials at current prices, (r) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason,
(s)
the Company's ability to refine and enhance the quality and productivity of its manufacturing process and build its new manufacturing facility on a cost effective and timely basis, (t) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices,
(u) the Company's ability to locate and successfully consummate and integrate acquisitions of complementary product lines or companies on terms acceptable to the Company and effectively integrate such acquisitions into the Company's operations, and (v) the continued availability of credit facilities. No assurance can be given that the Company will be able to correct the current DO Group, Inc. operational problems.

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

                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of the shareholders of MITY Enterprises, Inc. was held on
August 17, 2000.  At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump,
Peter
Najar and C. Lewis Wilson were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                                 Shares        Shares        Shares
                             Voted in Favor   Withheld      Not Voted
     Gregory L. Wilson         4,825,926       10,569        220,037
     Ralph E. Crump            4,827,026        9,469        220,037
     Peter Najar               4,827,776        8,719        220,037
     C. Lewis Wilson           4,826,576        9,919        220,037

     At the Annual Meeting of the shareholders, the shareholders voted to change the name of the Company from Mity-Lite, Inc. to MITY Enterprises, Inc. The results of the voting were as follows:

                  Shares          Shares         Shares      Shares
              Voted in Favor   Voted Against   Abstained    Not Voted
                  4,791,454       38,649         6,392       220,037



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                11.1  Computation of Net Income per Share
                27    Financial Data Schedule

         (b)  Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


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