Form 10-Q
period 2000-12-31
MITY ENTERPRISES INC
filed 2001-02-13
CIK 921030

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

           For the quarterly period ended December 31, 2000

                                      or

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

     There were 5,077,823 shares of the registrant's Common Stock, par value $.01 per share, outstanding on February 9, 2001.

                        PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                DECEMBER 31,       MARCH 31,
                                                    2000             2000
ASSETS                                          ------------     ------------
Current assets:
    Cash and cash equivalents. . . . . . . .     $ 3,214,000      $ 6,141,000
    Accounts receivable, less allowances of
      $857,000 at December 31, 2000 and
      $1,179,000 at March 31, 2000 . . . . .       9,755,000        9,393,000
    Inventories. . . . . . . . . . . . . . .       5,385,000        1,410,000
    Prepaid expenses and other current
      assets . . . . . . . . . . . . . . . .       1,673,000        1,152,000
    Deferred income taxes, current . . . . .       1,572,000          234,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      21,599,000       18,330,000
Property and equipment, net. . . . . . . . .       7,673,000        4,169,000
Investment in affiliate. . . . . . . . . . .            --          1,672,000
Note receivable from affiliate . . . . . . .          14,000        2,127,000
Deferred income taxes. . . . . . . . . . . .         521,000             --
Intangible assets, net . . . . . . . . . . .       2,327,000        3,134,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $32,134,000      $29,432,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank line of credit. . . . . . . . . . .            --        $   319,000
    Accounts payable . . . . . . . . . . . .     $ 1,980,000        2,227,000
    Accrued expenses and other current
      liabilities. . . . . . . . . . . . . .       2,768,000        2,210,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       4,748,000        4,756,000

Deferred income tax liabilities. . . . . . .            --            291,000
                                                ------------     ------------
Total liabilities. . . . . . . . . . . . . .       4,748,000        5,047,000
COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 5,077,823 at December
      31, 2000 and 4,823,582 at March 31, 2000        51,000           48,000
    Additional paid-in capital . . . . . . .      11,655,000        8,015,000
    Retained earnings. . . . . . . . . . . .      15,619,000       16,187,000
    Accumulated other comprehensive income .          61,000          135,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      27,386,000       24,385,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $32,134,000      $29,432,000
                                                ============     ============
             See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                 THREE MONTHS ENDED DEC. 31,
                                                    2000             1999
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $13,321,000      $11,723,000
Cost of products sold . . . . . . . . . . . .      8,821,000        7,117,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .      4,500,000        4,606,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      2,384,000        1,936,000
    General and administrative. . . . . . . .        789,000          699,000
    Research and development. . . . . . . . .        247,000          192,000
    Goodwill impairment loss. . . . . . . . .      1,882,000             --
                                                ------------     ------------
Total expenses. . . . . . . . . . . . . . . .      5,302,000        2,827,000
                                                ------------     ------------
Income (loss) from operations . . . . . . . .       (802,000)       1,779,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .         (3,000)          (8,000)
    Interest income . . . . . . . . . . . . .         35,000          113,000
    Equity in income of affiliate . . . . . .           --            135,000
    Other . . . . . . . . . . . . . . . . . .         (1,000)          (2,000)
                                                ------------     ------------
Total other income. . . . . . . . . . . . . .         31,000          238,000
                                                ------------     ------------
Income (loss) before provision for income
  taxes . . . . . . . . . . . . . . . . . . .       (771,000)       2,017,000
Income tax expense (benefit). . . . . . . . .       (285,000)         743,000
                                                ------------     ------------
Net income (loss) . . . . . . . . . . . . . .    $  (486,000)     $ 1,274,000
                                                ============     ============

Basic earnings (loss) per share . . . . . . .    $     (0.10)     $      0.26
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      5,077,823        4,816,458
                                                ============     ============

Diluted earnings (loss) per share . . . . . .    $     (0.09)     $      0.25
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      5,170,267        5,177,242
                                                ============     ============



           See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   SIX MONTHS ENDED DEC. 31,
                                                    2000             1999
                                                ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .    $44,764,000      $33,925,000
Cost of products sold . . . . . . . . . . . .     31,989,000       20,495,000
                                                ------------     ------------
Gross profit. . . . . . . . . . . . . . . . .     12,775,000       13,430,000
Expenses:
    Selling . . . . . . . . . . . . . . . . .      7,618,000        5,635,000
    General and administrative. . . . . . . .      2,757,000        2,146,000
    Research and development. . . . . . . . .        820,000          650,000
    Goodwill impairment loss. . . . . . . . .      1,882,000             --
                                                ------------     ------------
Total expenses. . . . . . . . . . . . . . . .     13,077,000        8,431,000
                                                ------------     ------------
Income (loss) from operations . . . . . . . .       (302,000)       4,999,000
Other income (expense):
    Interest expense. . . . . . . . . . . . .        (43,000)         (23,000)
    Interest income . . . . . . . . . . . . .         59,000          333,000
    Equity in income of affiliate . . . . . .           --            306,000
    Other . . . . . . . . . . . . . . . . . .          7,000          (10,000)
                                                ------------     ------------
Total other income. . . . . . . . . . . . . .         23,000          606,000
                                                ------------     ------------
Income (loss) before provision for income
   taxes. . . . . . . . . . . . . . . . . . .       (279,000)       5,605,000
Income tax expense (benefit). . . . . . . . .       (106,000)       2,080,000
                                                ------------     ------------
Net income (loss) . . . . . . . . . . . . . .    $  (173,000)     $ 3,525,000
                                                ============     ============

Basic earnings (loss) per share . . . . . . .    $     (0.03)     $      0.73
                                                ============     ============
Weighted average number of common
  shares - basic. . . . . . . . . . . . . . .      5,074,009        4,808,951
                                                ============     ============

Diluted earnings (loss) per share . . . . . .    $     (0.03)     $      0.69
                                                ============     ============
Weighted average common and common
    equivalent shares - diluted . . . . . . .      5,225,043        5,110,435
                                                ============     ============

          See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2000           1999
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .   $  (173,000)   $ 3,525,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .     1,074,000        629,000
    Deferred tax expense (benefit) . . . . . . .      (630,000)        71,000
    Equity in income of affiliate. . . . . . . .          --         (306,000)
    Loss (gain) on disposal of equipment . . . .         5,000         (1,000)
    Tax benefit from exercise of stock options .       633,000         29,000
    Impairment of goodwill . . . . . . . . . . .     1,882,000           --
    Changes in assets and liabilities (net of
     effects from purchase of CenterCore and DO
     Group):
      Accounts receivable. . . . . . . . . . . .     3,231,000     (1,892,000)
      Inventories. . . . . . . . . . . . . . . .       508,000        234,000
      Prepaid expenses and other current assets       (439,000)      (247,000)
      Accounts payable . . . . . . . . . . . . .    (2,146,000)       383,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .    (1,596,000)      (136,000)
                                                  ------------   ------------
Net cash provided by operating activities. . . .     2,349,000      2,289,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .          --       (2,324,000)
Sales of available-for-sale securities . . . . .          --        3,890,000
Proceeds from sales of property & equipment. . .         9,000        261,000
Purchases of property and equipment. . . . . . .    (2,229,000)    (2,066,000)
Decrease in note receivable from affiliate . . .         8,000         30,000
Cash received from affiliate . . . . . . . . . .          --           81,000
Increase in acquisition advances . . . . . . . .          --         (158,000)
Purchase of CenterCore, (net of cash acquired) .          --       (5,342,000)
Purchase of DO Group, (net of cash acquired) . .    (2,127,000)          --
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (4,339,000)    (5,628,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .     2,387,000        178,000
Purchase and retirement of common stock. . . . .      (449,000)      (601,000)
Increase (decrease) in bank line of credit . . .    (2,823,000)       163,000
Decrease in long term debt . . . . . . . . . . .       (53,000)      (146,000)
                                                  ------------   ------------
Net cash used in financing . . . . . . . . . . .      (938,000)      (406,000)
                                                  ------------   ------------

Effect of exchange rate changes on cash. . . . .         1,000           --
                                                  ------------   ------------
Net decrease in cash and cash equivalents. . . .    (2,927,000)    (3,745,000)
Cash and cash equivalents at beginning of period     6,141,000      8,029,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 3,214,000    $ 4,284,000
                                                  ============   ============
          See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                  NINE MONTHS ENDED DEC. 31,
                                                    2000             1999
                                                ------------     ------------
Cash paid during the period for
  income taxes                                  $1,119,000        $2,147,000

Cash paid during the period for interest            43,000            23,000



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,342,000. The fair value of the assets acquired was $3,767,000. The cost in excess of the fair value was $2,063,000. The resulting liabilities assumed totaled $488,000.


In April of 2000, the Company acquired the remaining 50.1 percent interest in the DO Group, Inc. for $2,127,000 in cash and approximately 41,000 shares of the Company's common stock valued at the date of purchase at $677,000. These amounts, when added to its previous net investment of $1,413,000, brought the Company's total investment to $4,217,000. The fair value of the assets acquired was $12,101,000. The cost in excess of fair value of the assets was $1,376,000. The resulting liabilities assumed totaled $9,260,000.



        See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and nine months ended December 31, 2000 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2001.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March
31, 2000. Certain amounts in prior period financial statements have been reclassified to conform with current period presentations.


2.  INVENTORIES

     Inventories consisted of the following:

                                                   DEC. 31,        MARCH 31,
                                                    2000             2000
                                                ------------     -------------
               Materials and supplies . . . .    $ 4,215,000      $   866,000
               Work-in-progress . . . . . . .        658,000          170,000
               Finished goods . . . . . . . .        512,000          374,000
                                                ------------     ------------
                                                 $ 5,385,000      $ 1,410,000
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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management currently does not believe the effect of SAB 101 on the Company's results of operations and financial position will be material.


4.  RECENT ACQUISITIONS

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of call center furniture, through a bank foreclosure.

     Two wholly-owned subsidiaries of MITY Enterprises completed the transactions. C Core, Inc., a Utah corporation ("C Core"), purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for an estimated $5.3 million. C Core designs and markets call center furniture under the CenterCore name. Product manufacturing was transitioned to DO Group, Inc. ("DO Group"), what is now a wholly-owned subsidiary of the Company. In October 2000, the Company entered into an agreement with CenterCore which finalized the purchase price related to the acquisition. As a result, the Company was reimbursed approximately $0.96 million from funds which had been escrowed as part of the original purchase agreements, thereby paying off the $0.85 million in advances related to the CenterCore acquisition.

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

     On April 1, 2000, MITY Enterprises acquired the remaining 50.1 percent interest in the DO Group, a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore, DO3, JG, and Corel trade names.

     MITY Enterprises exchanged approximately $2.1 million cash and 41,000 shares of its common stock valued at approximately $677,000 for the remaining
50.1 percent of DO Group stock from the DO Group shareholders. In addition, MITY Enterprises assumed approximately $2.5 million in a revolving credit line. The acquisition has been treated for accounting purposes as a step acquisition. DO Group has become a wholly-owned subsidiary of MITY Enterprises. Cash from the Company's general working capital was used to fund the purchase.

     In conjunction with the DO Group acquisition, the Company merged C Core with DO Group. The new subsidiary retained the DO Group, Inc. name. Both DO Group and C Core produce office systems in a shared manufacturing facility in Marked Tree, Arkansas.

     On April 1, 2000, the Company also created a new subsidiary corporation called MLI Acquisition, Inc. ("MLI Acquisition"). With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of MITY Enterprises (formerly known as Mity-Lite, Inc.) were transferred to MLI Acquisition. MLI Acquisition has become the operating company for the multipurpose furniture operations and is a wholly-owned subsidiary of the Company. In December 2000, the Company changed the name of MLI Acquisition to Mity-Lite, Inc.

     The unaudited pro forma results of operations of the Company for the three months and nine months ended December 31, 1999 (assuming the acquisition of DO Group had occurred as of April 1, 1999) and the unaudited results of operations of the Company for the three months and nine months ended December 31, 2000 are as follows:

                                                  THREE MONTHS ENDED DEC. 31,
                                                    2000             1999
                                                ------------     -------------
Net sales . . . . . . . . . . . . . . . . . .    $13,321,000      $15,751,000
Net income (loss) . . . . . . . . . . . . . .       (486,000)       1,461,000
Basic earnings (loss) per share . . . . . . .          (0.10)            0.30
Diluted earnings (loss) per share . . . . . .          (0.09)            0.28

                                                  NINE MONTHS ENDED DEC. 31,
                                                    2000             1999
                                                ------------     -------------
Net sales . . . . . . . . . . . . . . . . . .    $44,764,000      $43,167,000
Net income (loss) . . . . . . . . . . . . . .       (173,000)       3,715,000
Basic earnings (loss) per share . . . . . . .          (0.03)            0.77
Diluted earnings (loss) per share . . . . . .          (0.03)            0.72

5.  OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective April 1, 1998, the beginning of its 1999 fiscal year. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The Company's other comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the nine months ended December 31, 2000, net income exceeded comprehensive income by $74,000 related to foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the nine months ended December 31, 1999, comprehensive income exceeded net income by $82,000. Of this amount, $(7,000) was related to a holding loss on available-for-sale securities, and $89,000 was related to foreign currency adjustments.


6.  BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective with its 1999 fiscal year beginning April 1, 1998. Management views the Company as being two business segments: institutional furniture and healthcare seating, with the former being the principal business segment. The institutional furniture business segment manufactures and markets lightweight, durable, folding leg tables, stacking chairs, folding chairs, specialty office systems and seating and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales.

     Reportable segment data reconciled to the consolidated financial statements for the nine months ended December 31, 2000 and 1999 is as follows:

                                                  NINE MONTHS ENDED DEC. 31,
                                                    2000             1999
                                                ------------     ------------
Net sales:
  Institutional furniture                        $41,560,000      $31,411,000
  Healthcare seating                               3,204,000        2,514,000
                                                 -----------      -----------
                                                 $44,764,000      $33,925,000
                                                 ===========      ===========
Income (loss) from operations:
  Institutional furniture                        $  (974,000)     $ 4,703,000
  Healthcare seating                                 672,000          296,000
                                                 -----------      -----------
                                                 $  (302,000)     $ 4,999,000
                                                 ===========      ===========
Total assets:
  Institutional furniture                        $29,205,000      $24,484,000
  Healthcare seating                               2,929,000        3,079,000
                                                 -----------      -----------
                                                 $32,134,000      $27,563,000
                                                 ===========      ===========

Depreciation & amortization expense:
  Institutional furniture                        $   949,000      $   502,000
  Healthcare seating                                 125,000          127,000
                                                 -----------      -----------
                                                 $ 1,074,000      $   629,000
                                                 ===========      ===========
Capital expenditures, net:
  Institutional furniture                        $ 2,153,000      $ 2,042,000
  Healthcare seating                                  76,000           24,000
                                                 -----------      -----------
                                                 $ 2,229,000      $ 2,066,000
                                                 ===========      ===========


7.  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR
LONG-LIVED
ASSETS TO BE DISPOSED OF

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long term assets based on current and anticipated undiscounted cash flows and recognizes an impairment when such cash flows will be less than the carrying values.

     In December 2000, the Company announced it was seeking a potential buyer of its CenterCore product line. In accordance with SFAS No. 121, the Company evaluated the potential impairment of the long-lived assets to be disposed of related to its CenterCore product line. An estimate of the fair value of the goodwill related to the CenterCore product line was made by computing the present value of estimated expected future cash flows. The Company determined that goodwill was impaired. As a result, the Company incurred a $1,882,000 charge during the current quarter to write off all of the goodwill related to its CenterCore operations. Other long-lived assets related to the CenterCore operations include approximately $256,000 net book value of machinery and equipment. The Company believes it can recover at least the net book value of these assets in a sale or alternatively recover the cost of these assets in producing and selling other product lines. In addition to long-lived assets, the Company has approximately $2.4 million in accounts receivable and $1.8 million in inventory as of December 31, 2000 related to its CenterCore business . The Company currently believes it can recover at least the book value of such assets though ongoing collection efforts, satisfying incoming orders and/or selling these assets to a potential buyer. Sales for the CenterCore business for the nine months ended December 31, 2000 were approximately $4.5 million and the loss from operations prior to the goodwill impairment was approximately $3.5 million.

8.  COMPUTATION OF NET INCOME PER SHARE

     The following is the Company's reconciliation of basic and diluted net income per share for the three and nine months ended December 31, 2000 and 1999 respectively.

                                     THREE MONTHS ENDED    NONE MONTHS ENDED
                                       DECEMBER 31,          DECEMBER 31,
                                      2000      1999         2000      1999
                                   --------- ----------   --------- ----------

Net income (loss) as reported. .  $ (486,000)$1,274,000  $(173,000)$3,525,000
                                  ========== ==========   ========= ==========

BASIC:
    Weighted average number of
      common shares outstanding. . 5,077,823  4,816,458   5,074,009  4,808,951
                                   =========  =========   =========  =========
  Basic net income (loss) per
      share. . . . . . . . . . . .    $(0.10)    $ 0.26      $(0.03)    $ 0.73
                                   =========  =========   =========  =========

DILUTED:
  Common and common equivalent shares
  outstanding:
    Weighted average number of
      common shares outstanding. . 5,077,823  4,816,458   5,074,009  4,808,951
    Common stock equivalents from
      options computed on the
      treasury-stock method using
      the average fair market
      value of common stock
      outstanding during the
      period . . . . . . . . . . .    92,444    360,784     151,034    301,484
                                   ---------  ---------   ---------  ---------
    Shares used in the
      computation. . . . . . . . . 5,170,267  5,177,242   5,225,043  5,110,435
                                   =========  =========   =========  =========
  Diluted net income (loss) per
      share. . . . . . . . . . . .    $(0.09)    $ 0.25      $(0.03)    $ 0.69
                                   =========  =========   =========  =========

9.  DO GROUP, INC. SUBSIDIARY

     The Office Systems Division of DO Group, Inc. has experienced various operational challenges. Most of these challenges relate to the Company's operations located in Marked Tree, Arkansas. Material costs for the Office Systems Division increased as a percent of sales primarily because of outsourcing of component fabrication, increasing obsolescence reserves, increasing customer services costs, and lower material order quantities.
Small component orders have been more expensive than large productions runs might have been. Labor costs as a percentage of net sales have increased primarily because of operational inefficiencies, lower sales volumes, and increased customer service costs related to completing incomplete orders, replacing freight damaged products, and resolving customer complaints. Overhead costs have increased both as a percentage of sales and in the aggregate primarily because of lower sales volumes, higher freight costs and higher personnel costs resulting from these operational difficulties. The average sales prices of the Company's products have declined during the last nine months as a result of discounting on a few large orders and offering some limited customer service discounts. In addition, the operation's management information systems have not yet been adequately implemented to fully support the operations. The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels. As a result, the Office Systems Division has been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, incurring additional warranty and customer services costs, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, DO Group's sales have declined and cumulative losses have grown.

     During the quarter ended June 30, 2000, the Company began the process of restructuring the DO Group management team and implementing information system policies and controls which the Company believes will better allow it to control and manage the Office Systems operations. The changes and improvements being made are ongoing and will likely continue for at least the next several months or until product lines are sold. Because of the problems described above, the Office Systems Division has lost some customer orders and its sales base has deteriorated. Traditionally, the Company has experienced strong order volume in its General Service Administration (GSA) or government market segment during its second and third fiscal quarters each year, especially from Europe and Asia. During the six month period ended December 31, 1999, the Company received orders totaling approximately $5.9 million in the GSA markets. During the six months ended December 31, 2000, GSA orders were less than $0.8 million, with limited orders coming from Europe and Asia. In addition, one of the Company's major OEM customers, which historically has purchased approximately $2 million annually from the Company, is implementing product design changes. These changes have caused this customer to delay purchases until the design is complete. This customer has recently approved the new design and has begun placing orders again with the Company.

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems.
The Company has taken action to reduce the amount of losses being incurred at DO Group by reducing personnel costs through layoffs and implementing more sound business practices. The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group continues to sustain losses. The changes and improvements being made in the DO Group subsidiary are ongoing and will likely continue for at least the next several months or until product lines are sold. The Company cannot assure that management will be successful in turning around the operations and restoring the Office Systems Division's customer base. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. The Company has received several inquiries regarding CenterCore and is still pursuing the potential sale of the product line. The Company is hopeful that a potential buyer can be identified and a sale consummated but offers no assurances that it will be successful in selling the CenterCore product line.

10.  SUBSEQUENT EVENTS

     On February 1, 2001, the Company announced that it had retained McDonald Investments Inc., A KeyCorp Company. The Company believes the current financial markets are not fairly valuing the enterprise as a whole and has hired McDonald to assist it in selling the CenterCore business and in evaluating strategic alternatives for the Company as a whole, including the possible sale of the entire enterprise or parts thereof.


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

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments. Two wholly-owned subsidiaries of MITY Enterprises completed the transactions. C Core, Inc., a Utah corporation ("C Core"), purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for approximately $5.3 million. C Core designs and markets call center and panel systems furniture under the CenterCore(TM) name. Product manufacturing was transitioned to DO Group, Inc., a wholly-owned subsidiary of the Company ("DO Group").

     BOCCC, Inc., also a Utah corporation and wholly-owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $0.5 million. The outstanding subordinated debt obligations of CenterCore totaled approximately $2.0 million at closing. Cash from the Company's general working capital was used to fund the purchases.

     Effective April 1, 2000, the Company acquired the remaining 50.1 percent equity interest in DO Group making DO Group a wholly-owned subsidiary of the Company. DO Group, headquartered in Elkhart, Indiana, manufactures specialty office seating and office panel systems. DO Group markets its products under the Domore(TM), Corel(TM), JG(TM) and DO3(TM) trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

     MITY Enterprises exchanged approximately $2.1 million cash and 41,000 shares of MITY Enterprises common stock valued at $677,000 to purchase the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, MITY Enterprises assumed approximately $2.5 million in a revolving credit line. The acquisition was treated for accounting purposes as a step acquisition. DO Group has become a wholly-owned subsidiary of MITY Enterprises. Cash from the Company's general working capital was used to fund the purchase. The significant increases in accounts receivable and inventories as compared to the balances at March 31, 2000 are a direct result of this acquisition.

     In conjunction with the DO Group acquisition, the Company merged C Core with DO Group. The new subsidiary retained the DO Group, Inc. name. Both DO Group and C Core produce office systems in a shared manufacturing facility in Marked Tree, Arkansas (the "Office Systems Division").

     The Office Systems Division of DO Group, Inc. has experienced various operational challenges. Most of these challenges relate to the Company's operations located in Marked Tree, Arkansas. Material costs for the Office Systems Division increased as a percent of sales primarily because of outsourcing of component fabrication, increasing obsolescence reserves, increasing customer services costs, and lower material order quantities.
Small component orders have been more expensive than large productions runs might have been. Labor costs as a percentage of net sales have increased primarily because of operational inefficiencies, lower sales volumes, and increased customer service costs related to completing incomplete orders, replacing freight damaged products, and resolving customer complaints. Overhead costs have increased both as a percentage of sales and in the aggregate primarily because of lower sales volumes, higher freight costs and higher personnel costs resulting from these operational difficulties. The average sales prices of the Company's products have declined during the last nine months as a result of discounting on a few large orders and offering some limited customer service discounts. In addition, the operation's management information systems have not yet been adequately implemented to fully support the operations. The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels. As a result, the Office Systems Division has been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, incurring additional warranty and customer services costs, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, DO Group's sales have declined and cumulative losses have grown.

     During the quarter ended June 30, 2000, the Company began the process of restructuring the DO Group management team and implementing information system policies and controls which the Company believes will better allow it to control and manage the Office Systems operations. The changes and improvements being made are ongoing and will likely continue for at least the next several months or until product lines are sold. Because of the problems described above, the Office Systems Division has lost some customer orders and its sales base has deteriorated. Traditionally, the Company has experienced strong order volume in its General Service Administration (GSA) or government market segment during its second and third fiscal quarters each year, especially from Europe and Asia. During the six month period ended December 31, 1999, the Company received orders totaling approximately $5.9 million in the GSA markets. During the six months ended December 31, 2000, GSA orders were less than $0.8 million, with limited orders coming from Europe and Asia. In addition, one of the Company's major OEM customers, which historically has purchased approximately $2 million annually from the Company, is implementing product design changes. These changes have caused this customer to delay purchases until the design is complete. This customer has recently approved the new design and has begun placing orders again with the Company.

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems.
The Company has taken action to reduce the amount of losses being incurred at DO Group by reducing personnel costs through layoffs and implementing more sound business practices. The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group continues to sustain losses. The changes and improvements being made in the DO Group subsidiary are ongoing and will likely continue for at least the next several months or until product lines are sold. The Company cannot assure that management will be successful in turning around the operations and restoring the Office Systems Division's customer base. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. The Company has received several inquiries regarding CenterCore and is still pursuing the potential sale of the product line. The Company is hopeful that a potential buyer can be identified and a sale consummated but offers no assurances that it will be successful in selling the CenterCore product line.

     On February 1, 2001, the Company announced that it had retained McDonald Investments Inc., A KeyCorp Company. The Company believes the current financial markets are not fairly valuing the enterprise as a whole and has hired McDonald to assist it in selling the CenterCore business and in evaluating strategic alternatives for the Company as a whole, including the possible sale of the entire enterprise or parts thereof.

     On April 1, 2000, the Company also created a new corporation called MLI Acquisition, Inc. ("MLI Acquisition"). With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of MITY Enterprises (formerly known as Mity-Lite, Inc.) were transferred to MLI Acquisition. MLI Acquisition has become the operating company for the multipurpose room furniture operations and is a wholly-owned subsidiary of the Company. At the Annual Meeting of the shareholders of the Company held on August 17, 2000, the shareholders of the Company approved changing its name from Mity-Lite, Inc. to MITY Enterprises, Inc. In December 2000, the Company changed the name of MLI Acquisition to Mity-Lite, Inc.

Comparison of the Three Months and Nine Months Ended December 31, 2000 and
1999

     NET SALES. The Company's third quarter fiscal 2001 net sales of $13,321,000 were up 14 percent as compared with the third quarter net sales in the prior fiscal year. For the quarter ended December 31, 2000, the increase reflects sales growth, as compared to the quarter ended December 31, 1999, of 18 percent in the Company's healthcare chair market partially offset by declining sales of 76 percent in the office systems market related to C Core sales. Sales in the Company's multipurpose room markets were flat as compared to last year's third quarter sales. Specialty office seating and systems sales, related to the DO Group purchase, represented 25 percent of net sales for the third quarter of fiscal 2001. The Company's total international sales represented 10 percent of net sales for the third quarter ended December 31, 2000 as compared to 9 percent in the third quarter of fiscal 2000.

     For the nine months ended December 31, 2000, the Company's net sales of $44,764,000 represented an increase of 32 percent over the same period in the prior fiscal year. For the nine months ended December 31, 2000, the increase reflected sales growth, as compared to the first nine months of fiscal 2000, of 10 percent in the Company's multipurpose room markets, 27 percent in the healthcare chair market partially offset by declining sales of 28 percent in the office systems market related to C Core sales. Specialty office seating and systems sales, related to the DO Group acquisition, represented 21 percent of net sales for the nine months ended December 31, 2000. International sales represented 12 percent of net sales for the nine months ended December 31, 2000 as compared to 10 percent in the same period of fiscal 2000.

     GROSS PROFIT. Gross profit as a percentage of net sales decreased over the prior year by 5 percentage points, to 34 percent for the quarter ended December 31, 2000. During the quarter, the Company continued to experience various operational problems with its recently acquired DO Group subsidiary. Specifically, the Company has experienced increasing labor, material and overhead costs, lower sales prices, operational inefficiencies, information system problems, and other related costs which have significantly and adversely impacted the Company's gross margin and customer service levels. As a result, the Company has been expediting incoming materials and shipments to customers, shipping orders late and sometimes incomplete, and generally
incurring additional costs as a result of the inefficiencies.   The majority
of the decrease in gross profit margins was due to these problems at DO Group.

     For reasons stated above, gross profit as a percentage of net sales decreased over the prior year by 11 percentage points to 29 percent for the nine month period ended December 31, 2000. In addition, the decrease in gross margin included an additional inventory reserve related to DO Group of $340,000 which was recorded during the second quarter. The Company also experienced a 2 percentage point decrease in gross margins in its multipurpose room products. This decrease primarily resulted from increasing chair sales (which are sold at lower gross margins) and increasing material, labor, freight, personnel and facility costs related to the Company's table sales. With increasing fuel prices and a tightening labor market, the Company may continue to experience further pressures on its gross margins.

     SELLING EXPENSES. Selling expenses were 18 percent of net sales in the third quarter of fiscal 2001 as compared to 17 percent for the third quarter of the prior fiscal year. Actual expenses increased by $448,000 or 23 percent. The increase in actual expenses was primarily due to selling costs related to the recent DO Group acquisition and increases in the multipurpose room operations selling expenses. Multipurpose room furniture selling costs increased by $185,000 over the prior fiscal year. This increase resulted from higher costs for commissions and salaries, additional advertising expenditures, and higher trade show costs.

     Selling expenses were 17 percent of net sales in the nine months ended December 31, 2000 as compared to 17 percent for the same period in the prior fiscal year. Actual expenses increased by $1,983,000 or 35 percent. The increase in actual expenses was primarily due to selling costs related to the recent DO Group acquisition and increases in the multipurpose room operations selling expenses. Multipurpose room furniture selling costs increased by $780,000 over the prior year. This increase resulted from higher costs for commissions and salaries due to the higher sales volume and higher trade show costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 6 percent of net sales for the third quarter of fiscal 2001 as compared to 6 percent for the third quarter of the prior fiscal year. Actual spending increased by 13 percent, or $90,000. The increase was mainly due to general and administrative costs associated with DO Group.

     General and administrative expenses were 6 percent of net sales in the nine months ended December 31, 2000, as compared to 6 percent for the same period in the prior fiscal year. Actual spending increased 28 percent, or $611,000. The increase was mainly due to increased general and administrative costs associated with DO Group, including an additional bad debt reserve incurred in the second fiscal quarter of 2001 of $150,000. Healthcare seating general and administrative costs increased by $49,000 or 27 percent due primarily to additional personnel-related expenses and an increase in bad debt reserves.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2 percent of net sales for the third quarter of fiscal 2001 as compared to 2 percent for the third quarter of the prior fiscal year. Actual spending increased by 29 percent, or $55,000. The increase was due to additional research and development costs associated with DO Group.

     Research and development expenses were 2 percent of net sales for the nine months ended December 31, 2000 as compared to 2 percent for the same period of the prior fiscal year. Actual spending increased by 26 percent, or $170,000. The increase was due to additional research and development costs associated with DO Group.

     GOODWILL IMPAIRMENT LOSS. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long term assets based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. In accordance with SFAS No. 121, the Company evaluated the potential impairment of the long-lived assets to be disposed of related to its CenterCore product line. During this evaluation, the Company determined that goodwill was impaired. As a result, the Company incurred a $1,882,000 charge during the current quarter to write off the goodwill related to its CenterCore operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $31,000 for the third quarter of fiscal 2001. Third quarter interest income was $35,000, a decrease of $78,000 from the third quarter of the prior fiscal year. The decrease was due to less interest earned on the lower cash balance held in the current fiscal year resulting from cash being used for the DO Group acquisition and to support operating losses at DO Group. The Company incurred interest expense of $3,000 for the third quarter of fiscal 2001 as compared to $8,000 in the prior year's third quarter. In the third quarter of the prior fiscal year, the Company also recognized income of $135,000 from its investment in DO Group which was accounted for using the equity method of accounting. Since the Company acquired the remaining 50.1 percent interest in DO Group at the beginning of this fiscal year, DO Group sales and income have been fully consolidated into the Company's financial statements rather than using the equity method as in prior years.

     Other income and expense netted to $23,000 for the nine months ended December 31, 2000. Nine month interest income was $59,000, a decrease of $274,000 from the same period in the prior fiscal year. The Company had interest expense of $43,000 for the nine months ended December 31, 2000 as compared to $23,000 for the nine months ended December 31, 1999. In the nine months ended December 31, 1999, the Company also recognized income of $306,000 from its investment in DO Group, which was accounted for using the equity method of accounting.

     NET INCOME. For reasons stated above, the Company's fiscal 2001 third quarter net loss of $486,000 decreased $1,760,000 over the third quarter net income in the prior fiscal year. The Company's net loss of $173,000 for the nine month period ended December 31, 2000 decreased $3,698,000 over the same period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of repurchase agreements collateralized with U.S. Treasury securities, totaled $3.21 million at December 31, 2000 as compared to $6.14 million at March 31, 2000. The decrease in cash and cash equivalents was due primarily to the reduction in the line of credit ($2.82 million), the DO Group acquisition ($2.13 million) in April 2000, purchases of property and equipment ($2.23 million), and the purchase and retirement of common stock ($0.45 million). This decrease was partially offset by cash provided by operating activities ($2.35 million) and net proceeds related to the exercise of stock options ($2.39 million).

     Historically, the Company has financed its growth primarily through cash from operations. The Company also has a revolving credit facility with Zions First National Bank. The agreement, which expires on May 25, 2001, allows the Company to draw up to $4.0 million under the credit facility. As of December 31, 2000, the Company had no amount drawn under this facility. The Company's subsidiary, Broda Enterprises, also has a line of credit. The limit on this facility is $0.67 million. As of December 31, 2000, no amount was drawn under this facility. Both credit facilities require the maintenance of certain financial ratios and levels of working capital. As of December 31, 2000, the Company was in full compliance with the loan covenants related to the Broda Enterprises credit facility. However, as of December 31, 2000, the Company did not meet the minimum quarterly net income required in the Zions First National Bank credit facility. The Company has obtained a waiver of this requirement from Zions First National Bank. The Company cannot assure that it will be able to satisfy this covenant in future quarters or obtain additional waivers from its lender. The Company's liquidity is partially dependent upon the availability of its credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements have significantly increased because of the DO Group acquisition, losses in the DO Group operations and the construction of a new manufacturing facility, and may further increase as a result of continuing losses in its DO Group subsidiary. As a result of the operational challenge in the Company's DO Group subsidiary, the Company may access the Company's line of credit from time to time on a short term basis to meet cash flow requirements for the business as a whole. No assurances are given as to the sufficiency of the Company's working capital to support the Company's operations particularly in light of current problems in the DO Group operations. Substantial investment of capital and management resources will be required regardless of the strategic alternatives explored or pursued by the Company with respect to the DO Group operations and its efforts to sell the CenterCore business. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 2000, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $0.6 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 2000 include current liabilities of $4.75 million to be repaid from funds generated from operations. Current liabilities consist of $1.98 million in accounts payable, $1.76 million in accrued payroll, $0.87 million in accrued expenses and $0.14 million in other accruals. The Company has also entered into a lease agreement with a related party for its Orem production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $10,519 Canadian (approximately US $7,000) per month through August 2002. The Company also leases a facility in Elkhart, Indiana, for which the Company entered into a five year lease agreement on April 1, 1997 with monthly payments of $11,800. During the second quarter of fiscal 2000, the Company completed building a new facility with office and manufacturing space. A total of $2.1 million was spent on the land and facility. During the second quarter, the Company also started constructing additional manufacturing space on the new facility. As of December 31, 2000, $0.4 million had been spent on this new addition. The Company anticipates additional spending of approximately $0.1 million for a total of $0.5 million in capital expenditures. These additional expenditures are anticipated to be completed by the end of the fourth quarter of fiscal 2001 and will be funded with cash from operations and draws under the bank line of credit.

     On February 1, 2001, the Company announced that it had retained McDonald Investments Inc., A KeyCorp Company. The Company believes the current financial markets are not fairly valuing the enterprise as a whole and has hired McDonald to assist it in selling the CenterCore business and in evaluating strategic alternatives for the Company as a whole, including the possible sale of the entire enterprise or parts thereof.

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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including the Company's efforts to turnaround the DO Group Office Systems operations, and objectives relating to the Company's products, marketing, customers, product line expansions, and enhancements of the Company's manufacturing processes. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this quarterly report relate to: (i) references to an expanding base of new customers and increasing sales to new customers related to the Company's multi-purpose room furniture operations; (ii) references to current and future growth in the Company's multi-purpose room operations being largely dependent upon the Company's ability to successfully introduce and market new product lines; (iii) statements that changes and improvements in the Company's DO Group subsidiary are being made and continue to be made and are likely to continue for at least the next several months; (iv) references to the Company's efforts to restructure management of the DO Group subsidiary; (v) statements related to the Company's anticipation that a major OEM customer will continue to place orders with the Company; (vi) statements relating to the Company's efforts the sell the CenterCore product line and plans to evaluate all strategic alternatives related to the DO Group subsidiary and that the Company has not yet decided to pursue a specific strategic alternative; (vii) statements indicating that the Company has hired McDonald Investments to find a buyer for CenterCore and assist the Company in evaluating strategic alternatives, and the Company's belief it can recover at least the net book value of the remaining CenterCore assets or use these assets in other product lines;
(viii) statements indicating that increasing fuel prices and a tightening labor market may continue to put pressure on the Company's gross margins;
(ix) statements relating to the Company's beliefs that cash flow from its current operations, existing cash reserves, and available lines of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months; (x) statements relating to continuing losses in the Company's DO Group subsidiary and working capital requirements related thereto; (xi) the Company's anticipation that it will access the Company's line of credit from time to time to meet the cash flow requirements for the business as a whole; (xii) the Company's anticipation that substantial investment of capital and management resources will be required to improve DO Group's operations regardless of the strategic alternatives explored or pursued by the Company; (xiii) statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; (xiv) other statements of the Company related to the operational difficulties in its DO Group subsidiary; and (xv) statements related to anticipated capital expenditures.

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

     The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) the inability of management to successfully install in a timely manner and operate adequate management information systems in its DO Group subsidiary leading to manufacturing inefficiencies, higher material and labor costs, lower gross margins and profitability, inefficient or inaccurate inventory management and continuing customer dissatisfaction; (b) the Company's inability to increase sales, increase consumer confidence and restore DO Group's customer base; (c) the Company's inability to fund continuing losses at DO Group; (d) the Company's inability for any reason to pursue a satisfactory strategic alternative with respect to DO Group, (e) the Company's inability to find a buyer for its CenterCore business or to consummate such a sale on acceptable terms; (f) the Company's inability to identify and pursue beneficial strategic alternatives for the Company as a whole, (g) loss of important customer contracts; (h) limited management and key employee resources; (i) the Company's inability to reduce the accounts receivable and inventory balances in its DO Group subsidiary; (j) the Company's inability to effectively restructure DO Group's management team; (k) declines in sales volumes and profit margins in the Company's core businesses; (l) lower than expected revenue, revenue growth, cash flow and gross margins from operations because of recent acquisitions (particularly DO Group, Inc.) and any operating and post acquisition integration challenges related thereto, adverse economic or business conditions or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating, call center, and specialty seating and office panel systems markets,
(m) management's ability to manage effectively the Company's growth, (n) the Company's ability to expand successfully into new markets such as in the healthcare seating and seating accessories, call center, specialty seating and office panel systems markets, (o) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith, (p) increased competition in the Company's existing and future markets, (q) the market's acceptance of products currently being developed by the Company, (r) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment, (s) the Company's ability to source a sufficient volume of acceptable raw materials at current prices, (t) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason,
(u) the Company's ability to refine and enhance the quality and productivity of its manufacturing process and build its new manufacturing facility on a cost effective and timely basis, (v) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices, (w) the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company and effectively integrate such acquisitions into the Company's operations, (x) the Company's ability to obtain waivers from its lenders, if needed, and the continued availability of credit facilities, (y) the Company's ability to retain and maintain relationships with key customers, and (z) the Company's inability to raise capital, if needed. No assurance can be given that the Company will be able to correct the current DO Group, Inc. operational problems or satisfactorily address or resolve any of the foregoing risks or contingencies.

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

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                11.1  Computation of Net Income per Share

         (b)  Reports on Form 8-K
                On November 13, 2000 the Company filed a current report on Form 8-K relating to its earnings notification for the second fiscal quarter and its expectation to report a loss and restate results for the first fiscal quarter.

                On November 20, 2000 the Company filed a current report on Form 8-K announcing its financial results for the second fiscal quarter and restating results for the first fiscal quarter.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: February 13, 2001                 /s/ Gregory L. Wilson
                                        -------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: February 13, 2001                 /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)