Form 10-K
period 2001-03-31
MITY ENTERPRISES INC
filed 2001-06-26
CIK 921030

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

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

Title of class

Common Stock, par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $21,293,000 (computed using the closing price of $8.15 per share of Common Stock on June 6, 2001 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 5,108,838 shares of the registrant's Common Stock, par value $.01 per share, outstanding on June 6, 2001.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 7, 2001, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2001, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Background

MITY Enterprises, Inc. ("MITY Enterprises" or the "Company"and formerly known as Mity-Lite, Inc.) designs, manufactures and markets innovative institutional furniture created to meet the efficiency needs of its customers. The Company focuses on providing premium quality furniture products to niche markets. The Company's product lines include multipurpose room furniture, specialty office seating and systems and health care seating. MITY Enterprises sells its line of multipurpose room furniture both domestically and internationally in educational, recreational, hotel and hospitality, government, office, health care, church and other public assembly markets. The Company sells its specialty office seating and systems products domestically and internationally in the call center, high density office use, corporate and dispatch markets. MITY Enterprises sells its health care seating mainly in Canada and the U.S. in the long term healthcare market.

Institutional Furniture Products

Multipurpose Room Furniture. The Company's multipurpose room furniture is marketed under the Mity-Lite trade name and consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns and other related products used in multipurpose rooms. The Company has developed and currently manufactures and markets more than 50 different plastic table sizes which come in three standard and a variety of custom colors. These tables are made with several different folding leg and custom color options. The Company has successfully applied engineering grade plastics and sophisticated manufacturing and assembly methods to the production of tables that weigh less and are more durable than competing particle board or plywood table products of similar size. The Company's plastic tables are manufactured using abrasion, stain and water resistant materials. The Company's cornered tables are constructed using the Company's proprietary high-impact corners which can withstand a two-foot drop without sustaining debilitating damage. All of the Company's plastic tables include reinforced edging. Cornered tables are equipped with non-skid pads which facilitate stacking and storage. Management believes the Company's plastic table products appeal to its customers because they are durable, lightweight, easy to handle and attractive.

The Company currently offers three lines of stacking chairs and a line of folding chairs: MityTuff®, MityStack, MityHost, and SwiftSet. The MityHost chair line is manufactured in-house while the Company's other stacking chair lines are purchased from suppliers and marketed under the Mity-Lite name. The SwiftSet is manufactured in-house and has a plastic seat and back designed to be more comfortable, durable and lightweight than other folding chairs.

In the fall of 2000, the Company introduced a new line of lightweight, durable lecterns under the trade name of Summit Lectern. The lecterns are made of high quality polyethylene and can withstand abusive environments. They are offered in a variety of colors, with custom inserts that allow customers to match decor.

In addition to lightweight, durable tables, chairs, and lecterns, the Company manufactures and/or markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

Specialty Office Seating and Office Systems. On April 9, 1999, the Company, through its wholly owned subsidiary, C Core, Inc. acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments.

The Company's office products include a line of cluster furniture, designed to improve productivity and save space in offices and call center environments. CenterCore was the originator of the "cluster concept" office furniture designed for high-density institutional environments, call centers, as well as the federal government. Within the CenterCore product line are two product families. The circular Spacemaker2000 system pioneered by CenterCore provides a simple, cost-conscious solution to meet the needs of call center operations. The Tec2000 system provides an array of different applications for support staff, supervisors and managers, receptionists and team conferences. It is available in a wide variety of shapes and sizes. Tec2000 combines privacy panels, free standing modules and storage options. Tec2000 can also integrate with Spacemaker2000 furniture for high density work environments. The Company's CenterCore product line is manufactured in Marked Tree, Arkansas.

Also included in specialty office seating and office systems is MITY Enterprises' wholly owned subsidiary, DO Group, Inc. ("DO Group"), headquartered in Elkhart, Indiana. MITY Enterprises acquired its initial 49.9 percent equity interest in DO Group, Inc. in March 1997 and acquired the remainder of DO Group on April 1, 2000. DO Group markets its products under the Domore, DO3 Systems, Domore Dispatch Seating, JG Auditorium Seating, and Corel Corporate Seating trade names. DO Group operates manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

The DO Group's products consist of dispatch seating, big and tall seating, auditorium seating, open plan systems panel furniture, computer free standing furniture, task seating, secretarial seating, panel clusters and other related products.

DO Group's seating products are marketed under the Domore, JG and Corel trade names and consist of ergonomic office task, executive, intensive use, big and tall, fixed and auditorium seating lines. Management believes that Domore is a market leader in intensive use seating, i.e., seating that is used three shifts per day, seven days per week. Domore seating includes a unique proprietary control, spring cushion seat and lumbar support as well as many other ergonomic features. Domore offers a full line of electrostatic discharge intensive use seating for the electronic dispatch environments.

Domore offers a complete line of big and tall seating for office and 24-hour use. DO Group believes that it provides the only office seating tested to 800 pounds capacity in today's market. Through its JG Auditorium Seating line, DO Group offers a range of four lines of auditorium and classroom seating. The seating is ideal for theater, auditorium, court room and classroom applications. The JG name is known for its high quality, premium priced seating. Through its Corel product line, DO Group offers a wide range of value priced ergonomic task, intensive use, stacking and side chairs. Corel products are designed for industrial environments.

DO Group's systems products include office panels, movable full height walls, work surfaces, pedestals, storage units, tables and other accessory items used in office cubicles. DO Group offers two styles of panel systems. The DO3 post to panel system facilitates ease of assembly and takedown. Panels are available in a variety of fabric, laminate or painted surfaces. Domore Series System Seven panels are a value-oriented panel to panel system and connect using interlocking hinges. These panels are available in a variety of fabric and laminate surfaces. Both the DO3 and Domore panel systems offer the latest electrical and voice/data transmission capabilities, including access to CAT5 wiring at the beltline level.

Healthcare Seating. Through its wholly owned subsidiary, Broda Enterprises, Inc., the Company designs, manufactures and markets healthcare seating and accessories used in long term healthcare facilities located primarily in the United States and Canada. Broda has developed and manufactures nine different healthcare chair lines. Most chair models come in two standard sizes and six standard colors. The Company also custom manufactures other sizes and colors of its standard healthcare seating products.

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

Market Overview

Based upon management's analysis of companies known to sell multipurpose room furniture and based upon management's experience and contacts in its industry, management estimates that the domestic market for multipurpose room furniture exceeds $1.5 billion annually. It is estimated that folding tables alone make up more than $400 million of this domestic market. Chairs and other related seating products are estimated to account for approximately $1 billion of the domestic multipurpose room furniture market. Other products such as staging, risers, partitions, lecterns, and flooring account for the balance of the estimated domestic market.

In the office seating and systems market, the Company has positioned itself as a niche supplier of specialty office seating and office system products. Based upon independent research from professional organizations like the Business and Institutional Furniture Manufacturers Association, management believes the office system market is approaching $4.5 billion. Management believes that office seating is a $3.1 billion market.

In the healthcare seating market, management estimates that in the United States and Canada there are more than 28,000 nursing homes with over 1.8 million beds. Nursing homes and individuals residing in nursing homes represent the typical Broda customer. In addition, Broda's market can include chronic care, psychiatric care or long term care facilities. Management estimates that the total North American market for its current products is $60 million.

Sales and Marketing

Multipurpose Room Furniture. The Company primarily markets its multipurpose room products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, healthcare, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 58 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a commission basis and may qualify for other incentive bonuses based on individual, sales team and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and in all aspects of the sales cycle.

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

The Company's plastic table and lectern products are sold with a twelve-year pro-rata warranty covering materials and workmanship. The MityTuff® is sold with a seven-year warranty covering materials and workmanship. The MityStack and SwiftSet are sold with a ten-year warranty covering materials and workmanship. The MityHost is sold with a ten-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery. The Summit Lectern is sold with a twelve-year warranty covering materials and workmanship.

Specialty Office Seating and Office Systems. The Company's specialty office seating and office systems are marketed directly through an in-house sales force consisting of in-house sales representatives, field sales representatives and telesales personnel, and indirectly through General Services Administration (GSA) dealers, independent office product dealers, independent representatives, and specialty dealers. In-house sales personnel are compensated by a combination of salary and commission. The Company also sells products directly and indirectly to state governments and to the United States government through a GSA contract. Sales to state and federal government agencies are on fixed terms and are not subject to price renegotiation. The Company currently employs five field sales representatives, eleven telesales personnel, and various independent representatives and dealers. The Company promotes its specialty office seating and office systems products through print advertising, trade shows, mass mailings, internet sites and telephone solicitations targeted to specific niche markets. All DO Group and CenterCore products carry a five-year warranty covering materials and workmanship. One customer represented 24 percent of this segment's net sales in fiscal 2001. The loss of this customer would likely have a material adverse effect on this segment.

Healthcare Seating. The Company markets its healthcare seating products to end users and care givers in healthcare markets through its own sales representatives and independent manufacturer's representatives, distributors and retailers of durable medical equipment. The Company currently employs 14 full-time sales and customer service employees and 31 independent manufacturing representatives and distributors. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to healthcare professionals. The Company has a sampling program and provides prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three-year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.

International Sales

Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 1999, 2000, and 2001, the Company's international sales accounted for 11.0 percent, 11.3 percent and 13.2 percent of the Company's total net sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Mexico, Brazil, Venezuela, Peru, Argentina, Colombia, Dominican Republic, Spain, England, France, Jordan, United Arab Emirates, Hong Kong, China, Korea, Taiwan, Singapore and Malaysia. Approximately 48 percent of healthcare seating sales are in Canada with all but three percent of the remaining sales in the United States.

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

The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions for the MityHost chair, injection molding the seat and back for the SwiftSet chair, and final assembly of the components. The MityTuff® and MityStack chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. The MityHost stacking chair and SwiftSet folding chair are manufactured in-house at the Company's facility in Orem, Utah.

The Company's manufacturing process for its lectern products consists primarily of assembling electronic components, attaching the laminated insert, and final assembly of the components.

Specialty Office Seating and Office Systems. The Company's manufacturing process for office systems products consists primarily of painting and assembling panels, storage bins, and pedestals and manufacturing laminated work surfaces and center cores. The primary raw materials consist of formed metal, particle board, laminate and fabric. The manufacturing process is driven by an in-house CAD drawing system that indicates the components required.

The Company's manufacturing process for office seating products consists primarily of assembling component parts and upholstery. The primary raw materials consist of formed metal, particle board, castors, controls, gas springs, foam and fabric. The Company uses a proprietary intensive use seating control that gives the Company a competitive advantage.

Healthcare Seating. The Company's manufacturing process for its healthcare seating products includes such metal fabricating processes as welding, bending, punching, drilling and polishing. The Company also performs cut and sew operations to produce its chair cushions and accessories. Metal components are typically chrome plated, zinc plated or painted for corrosion protection by outside suppliers. Components purchased for assembly into chairs includes casters, gas springs, cables and plastic parts.

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

Competition

The markets in which the Company participates are highly competitive. The institutional furniture industry consists of a fragmented group of large manufacturers and a host of smaller manufacturers. The healthcare chair industry also includes a fragmented group of major medical device manufacturers and many small manufacturers.

Multipurpose room furniture. Management believes that customers purchase the Company's plastic tables primarily because of product performance, reputation, on-time delivery, warranty service and perceived value. The Company markets its table products based primarily on product performance (lightweight and durable) and reputation, not price. The Company's average table price is generally higher than the average price of competing particle board, plywood or metal table products of its competitors. The Company believes that it has a respected reputation for product quality, convenience and customer service and that for these reasons, end users often choose its table products over competitors' lower cost table products. Because only certain elements of the Company's table design are patented, the Company's tables may be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. In the past few years, several competitors have introduced plastic tables with many similar characteristics to the Company's products. These introductions have increased price and profit margin pressures on the Company's products. To date, these competing products have not had a materially adverse effect on the Company. However, further improvements in these products or introductions of new competing products by lower cost producers would put additional price and profit margin pressure on the Company which could have a material effect on the Company's results of operations. Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Krueger International, Inc., Falcon Products, Inc., SICO and Virco Manufacturing Corporation which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Lifetime Products which markets a blow molded plastic table, Krueger International, Inc., U.S. Industries (Samsonite), Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc. which produce particle board tables; and Falcon Products, Inc., Midwest Folding Products, and Palmer-Snyder, Inc., which produce plywood tables.

Management believes that customers purchase the Company's multipurpose room chair products primarily because of product performance, reputation, warranty service and convenience. The market for institutional chairs is highly competitive and very fragmented. The Company believes that its new folding chair line has technological and performance advantages over its competitors. Although the Company's other chair lines do not offer the same advances as the Company's table and folding chair products, the Company believes they do have distinct selling features. Among the Company's primary competitors in the multipurpose chair market are Steelcase Inc., Falcon Products, Inc., Virco Manufacturing Corporation, Artco-Bell Corporation, Globe Business Furniture, Shelby Williams Industries, Inc., MTS Seating, Krueger International, Inc., U.S. Industries (Samsonite), Clarin, a division of Greenwich Industries, and Meco Corporation.

Specialty office seating and office systems. The specialty office seating and office systems furniture market is part of the much larger office furniture market. There are a number of major manufacturers and a host of smaller manufacturers in this market place. The Company generally markets its specialty office systems products on the basis of product performance (more employees in comparable space than competitors, more easily reconfigurable), options and reputation, not price. Among the Company's primary competitors in this market are Teknion Corporation, Interior Concepts, Hamilton Sorter Company, Inc., Steelcase Inc., Haworth Furniture Inc., Herman Miller, Inc., Knoll, Inc., Kimball International, Inc., Neutral Posture Ergonomics, Inc., HON Industries, Inc., US Prison Industries, and BodyBilt, Inc.

Healthcare seating. Management believes that customers purchase the Company's healthcare seating products primarily because of product performance, reputation and service, not price. The Company's average healthcare chair price is generally higher than the average price of competing chairs. The Company's chairs generally offer significantly more performance in terms of function and durability and for these reasons are chosen over lower cost competitors' products. Among the Company's primary competitors in the healthcare seating market are Invacare Corp., L.P.A. Medical Inc., Graham-Field Inc., Maple Leaf Wheelchair Manufacturing Inc., Sunrise Medical Inc., Hillenbrand Industries Inc., Winco Inc., Dolomite and Homecrest Industries Incorporated.

Intellectual Property

The Company has been granted two utility patents relating to the construction of its table tops. A design patent and four utility patents have been granted and two utility patents are pending on the SwiftSet chair. The Company claims common law trademark rights in the trademarks MityHost, SwiftSet, Xpeditor, Xtreme Edge, Summit Lectern, and MitySnap. The Company has a registered trademarks on MityTuff®, MityStack® and the name Mity-Lite®. Except for the SwiftSet, the Company does not own patent rights on any of its multipurpose room chair products. The Company has chosen not to apply for international patent protection for the two table concepts. The Company does not believe this will have a material adverse effect on the Company.

Utility patents have also been granted in the United States covering the Company's laterally-adjustable armrest and intensive use chair. Patents are pending for an adjustable chair mechanism and wall panel system. In addition, the Company acquired the rights to a patent on Airflow 2000, a temperature blending and breathing zone filtration system which helps facility managers address indoor environmental concerns resulting in increased employee performance levels. The Company has registered trademarks on Domore®, A2Z®, Neo7®, CenterCore®, TEC2000®, Spacemaker 2000®, and AIRFLOW 2000®.

Utility patents relating to the function of its newest most functional healthcare chair model have been granted in the United States and Canada. A utility patent on its flipdown footrest has been granted in the United States and is pending in Canada. Utility patents on the Company's new mobility oriented healthcare chair and commode chair are pending in the United States and Canada. The Company does have international patents pending on healthcare chairs in Canada, Japan, Germany, United Kingdom, and France. The Company has been granted design patents on its geriatric accessory tray, healthcare chair back, flipdown footrest, and healthcare chair for Canada and the United States. A design patent has also been granted in the United States for the Company's commode chair and is pending in Canada. The stylized word BRODA has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's Comfort Tension Seating has been trademarked in Canada and the U.S. The Pedal Chair trademark has been applied for in the U.S. and Canada.

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

Employees

As of March 31, 2001, the Company had approximately 460 full-time and 25 part-time employees. Approximately 62 employees at the Company's Marked Tree, Arkansas facility are represented by the Carpenters Union. No other employees have union representation. The Company believes that its relationship with its employees is good.

Certain Considerations

Competition. The markets in which the Company participates are highly competitive. In the future, the Company expects increased competition from the Company's existing competitors as well as from other companies which may enter the markets served by the Company. Only certain elements of the Company's products are patented so the unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. Many of the Company's competitors have greater name recognition and greater financial, personnel, manufacturing and marketing resources than the Company. The Company believes that competition for its products is generally based on product quality and characteristics, service and price. Most of the Company's products are more expensive than products sold by the Company's competitors in the same markets. However, the Company believes that it has been able to compete in such markets and increase its market share by emphasizing the quality and performance of its products as compared to its competitors' products. Introduction of similar products by low-cost producers would put price and margin pressure on the Company. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance products at prices competitive in the markets served by the Company.

Company Growth and Acquisitions. The Company's financial performance may be harmed if it is unable to effectively manage its existing operations or anticipated growth. The Company has grown significantly since fiscal 1999 with net sales increasing to $29.5 million in fiscal 1999, $47.5 million in fiscal 2000 and $59.4 million in fiscal 2001. MITY Enterprises also recently added substantial operations through the Broda Enterprises, CenterCore, and DO Group acquisitions and intends to continue to pursue other complementary acquisitions. The Company's growth and acquisitions have strained its management team and other resources. MITY Enterprises faces significant challenges integrating the recent DO Group and CenterCore acquisitions into its operations, which has adversely affected its earnings.

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

Raw Material Prices and Sources. Both the plastic used in the Company's products and the tubing used in the Company's table and chair legs are manufactured according to Company specifications. The Company's control units for its intensive use seating are proprietary. MITY Enterprises' multipurpose room operations intend to operate without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that necessary materials are generally available from alternate suppliers. However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations. Price increases for raw materials used in the Company's products would put pressure on the Company's profit margins if the Company were unable to pass such price increases through to customers.

Warranty Service Costs. The Company's warranty service costs for fiscal years ended March 31, 1999, 2000, and 2001 totaled 1.6 percent of net sales or $463,000, 1.2 percent of net sales or $574,000 and 1.1 percent of net sales or $624,000, respectively. The Company intends to continue to offer warranties covering materials and workmanship on its existing products and anticipates providing a warranty covering materials and workmanship for all complementary product lines developed or acquired by the Company. While the Company has implemented improved quality control measures that it expects will reduce warranty claims, it is possible that warranty servicing costs will increase in future periods. Furthermore, the Company is not in a position to anticipate the additional warranty service costs that may be incurred as a result of the Company's expansion into new or complementary product lines. The Company also cannot predict what the future warranty costs will be with respect to product lines from recent acquisitions.

CenterCore and DO Group Acquisitions. As part of the strategy of acquiring the assets of The CenterCore Group, Inc., the Company closed the manufacturing and corporate headquarters of CenterCore. Manufacturing was moved to Marked Tree, Arkansas and the headquarters, to Elkhart, Indiana. Both DO Group and CenterCore produce office systems in a shared manufacturing facility in Marked Tree, Arkansas. The Marked Tree operations have experienced various operational challenges. Material costs increased as a percent of sales primarily because of outsourcing of component fabrication, increasing obsolescence reserves, increasing customer services costs, and lower material order quantities. Small component orders have been more expensive than large production runs might have been. Labor costs as a percentage of net sales have increased primarily because of operational inefficiencies, lower sales volumes, and increased customer service costs related to completing incomplete orders, replacing freight damaged products, and resolving customer complaints. Overhead costs have increased both as a percentage of sales and in the aggregate primarily because of lower sales volumes, higher freight costs and higher personnel costs resulting from these operational difficulties. The average sales prices of the Company's products have declined as a result of discounting on a few large orders and offering a limited number of customer service discounts. In addition, the operation's management information systems were not adequately implemented to fully support the operations.

The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels. As a result, the Marked Tree operations have been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, incurring additional warranty and customer services costs, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, CenterCore's and DO Group's sales have declined and cumulative losses have grown.

During the quarter ended June 30, 2000, the Company began the process of restructuring the DO Group and CenterCore management teams and implementing information system policies and controls that the Company believes will better allow it to control and manage the operations. The changes and improvements being made are ongoing and will likely continue for at least the next several months or until the product lines are sold.

Because of the problems described above, DO Group and CenterCore have lost some customer orders and its sales base has deteriorated. Traditionally, the Company has experienced strong order volume in its General Service Administration (GSA) or government market segment during its second and third fiscal quarters each year, especially from Europe and Asia. During the six-month period ended December 31, 1999, the Company received orders totaling approximately $5.9 million in the GSA markets. During the six months ended December 31, 2000, GSA orders were less than $0.8 million, with limited orders coming from Europe and Asia. In addition, one of the Company's major OEM customers, that historically purchased approximately $2 million annually from the Company, implemented product design changes during the year. Because of these changes, this customer delayed its purchases until the design was complete. This customer has recently approved the new design and has begun placing orders again with the Company.

Since acquiring and taking over the direct management of DO Group in April 2000, the Company has worked to identify and resolve operational and other problems. The Company has taken action it thought would reduce the amount of losses being incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continue to sustain losses. The Company cannot assure that management will be successful in turning around the operations and restoring its related customer base. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. With the assistance of McDonald Investments, the Company continues to evaluate the possible sale of all or parts of the Company, including CenterCore and DO Group. The Company may be unable to consummate a sale of such operations at a gain or at all. If the Company is unable to sell its CenterCore and DO Group operations and/or is unable to make them profitable, it may have to discontinue these operations which would likely result in substantial costs to the Company and a negative impact to its short-term profitability.

Future Variations in Operating Results. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, transact additional acquisitions, and continue to integrate existing acquisitions. Various factors, including acquisition related expenses, amortization of goodwill, the ability to find and train qualified personnel, operational transitions, timing of new product introductions and the cost of penetrating new markets and changes in product mix, may have an adverse effect on the Company's results of operations. While the Company believes that the addition of new product lines will increase the Company's long term profitability, there can be no assurance that the Company will continue to experience profitability at historical rates. No assurances can be or are made that the Company will not experience temporary fluctuations in operations and quarterly variations in the future.

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

Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing processes, sale of all or part of the Company, and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) references to an expanding base of new customers and increasing sales to new customers related to the Company's multipurpose room furniture operations; (ii) references to current and future growth in the Company's multipurpose room operations being largely dependent upon the Company's ability to successfully introduce and market new product lines; (iii) statements that changes and improvements in the Company's DO Group and CenterCore subsidiaries are being made and continue to be made and are likely to continue for at least the next several months; (iv) references to the Company's efforts to restructure management of the DO Group and CenterCore subsidiaries; (v) statements related to the Company's anticipation that a major OEM customer will continue to place orders with the Company; (vi) statements relating to the Company's efforts to sell the CenterCore product line and plans to evaluate all strategic alternatives related to the DO Group and CenterCore subsidiaries and that the Company has not yet decided to pursue a specific strategic alternative; (vii) statements indicating that the Company has hired McDonald Investments to find a buyer for CenterCore and assist the Company in evaluating strategic alternatives for the Company or parts thereof, and the Company's belief it can recover at least the net book value of the remaining CenterCore assets or use these assets in other product lines; (viii) statements indicating that increasing fuel prices and a tightening labor market may continue to put pressure on the Company's gross margins; (ix) statements relating to the Company's beliefs that cash flow from its current operations, existing cash reserves, and available lines of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months; (x) statements relating to continuing losses in the Company's DO Group and CenterCore subsidiaries and working capital requirements related thereto; (xi) the Company's anticipation that it will access the Company's line of credit from time to time to meet the cash flow requirements for the business as a whole; (xii) the Company's anticipation that substantial investment of capital and management resources will be required to improve DO Group and CenterCore's operations regardless of the strategic alternatives explored or pursued by the Company; (xiii) statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; (xiv) other statements of the Company related to the operational difficulties in its DO Group and CenterCore subsidiaries; and (xv) statements related to anticipated capital expenditures.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) the inability of management to successfully install in a timely manner and operate adequate management information systems in its DO Group and CenterCore subsidiaries leading to manufacturing inefficiencies, higher material and labor costs, lower gross margins and profitability, inefficient or inaccurate inventory management and continuing customer dissatisfaction; (b) the Company's inability to increase sales, increase consumer confidence and restore DO Group's and CenterCore's customer base; (c) the Company's inability to fund continuing losses at DO Group and CenterCore; (d) the Company's inability for any reason to pursue a satisfactory strategic alternative with respect to DO Group and CenterCore; (e) the Company's inability to find a buyer for its DO Group and CenterCore businesses or to consummate such a sale on acceptable terms; (f) the Company's inability to identify and pursue beneficial strategic alternatives for the Company as a whole; (g) loss of important customer contracts; (h) limited management and key employee resources; (i) the Company's inability to effectively restructure DO Group and CenterCore's management team; (j) declines in sales volumes and profit margins in the Company's core businesses; (k) lower than expected revenue, revenue growth, cash flow and gross margins from operations because of recent acquisitions (particularly DO Group and CenterCore) and any operating and post acquisition integration challenges related thereto, adverse economic or business conditions or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating, call center, and specialty seating and office panel systems markets; (l) management's ability to manage effectively the Company's growth; (m) the Company's ability to expand successfully into new markets such as in the healthcare seating and seating accessories, call center, specialty seating and office panel systems markets; (n) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith; (o) increased competition in the Company's existing and future markets; (p) the market's acceptance of products currently being developed by the Company; (q) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment; (r) the Company's ability to source a sufficient volume of acceptable raw materials at current prices; (s) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason; (t) the Company's ability to refine and enhance the quality and productivity of its manufacturing process and build its new manufacturing facility on a cost effective and timely basis; (u) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices; (v) the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company and effectively integrate such acquisitions into the Company's operations; (w) the Company's ability to obtain waivers from its lenders, if needed, and the continued availability of credit facilities; (x) the Company's ability to retain and maintain relationships with key customers; and (y) the Company's inability to raise capital, if needed. No assurance can be given that the Company will be able to correct the current DO Group and CenterCore operational problems or satisfactorily address or resolve any of the foregoing risks or contingencies.

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

Item 2. Properties

The Company's corporate headquarters and multipurpose room furniture manufacturing facility are located in Orem, Utah (approximately 40 miles south of Salt Lake City). This facility consists of approximately 71,000 square feet of leased manufacturing, office, research and development and storage space located on approximately four acres of leased land. The facility and related real estate are leased from a trust, of which Gregory L. Wilson's uncle is one of the trustees, under a lease agreement for a five-year term expiring in the year 2005. The base monthly lease payment is $17,100. The Company pays all maintenance costs, taxes and insurance. In addition, the Company purchased approximately nine acres of land across the street from its leased facility. The Company used a portion of the property to construct a 57,000 square foot office and manufacturing facility to house its sales force and multipurpose room chair operations. The Company estimates the new property includes enough real estate to build approximately an additional 200,000 square feet of facility to support the future growth of the Company. The Company also purchased an adjacent 2,400 square foot building that sits on approximately one acre of land. The Company believes that by adding additional equipment and production shifts, its existing facilities will serve its current product lines for the term of the lease. However, if the operation adds additional product lines and/or significantly modifies its existing products lines, additional facilities may need to be constructed on the Company's existing land.

The Company's healthcare seating manufacturing facilities are located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consist of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. The facilities and related real estate are leased under an agreement for a two-year term expiring in the year 2002. The Company will then have the option of renewing the lease for two years upon the same terms and conditions for an amount mutually agreed upon. The base monthly lease payment is approximately $9,000. The Company pays all maintenance costs, taxes and insurance. The Company believes that these facilities will serve its healthcare seating manufacturing needs for the term of the lease.

The Company's DO Group and CenterCore subsidiaries have two shared facilities. Their headquarters and chair manufacturing operations are located in Elkhart, Indiana and are leased from a related party. This facility, consisting of approximately 80,000 square feet, and related real estate are leased under an agreement for a five-year term expiring in March 2002. The Company will then have the option of renewing the lease for five years upon the same terms and conditions for an amount mutually agreed upon. The base monthly lease payment is approximately $11,800. The Company pays all maintenance costs, taxes and insurance. DO Group's other facility consists of 135,000 square feet and is located in Marked Tree, Arkansas. This facility is owned by DO Group and includes its panel and systems manufacturing operations. The Company believes that the leased facilities will serve its specialty office seating manufacturing needs for the term of the lease and that the owned facility will serve its specialty office systems manufacturing needs for the next several years.

Item 3. Legal Proceedings

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common stock is traded on the Nasdaq National Market System under the symbol MITY. The Company's Common Stock first began trading on April 29, 1994.

	High	Low
Fiscal Year Ended March 31, 2001:
First Quarter	$18.00	$11.63
Second Quarter	14.38	9.50
Third Quarter	10.56	4.88
Fourth Quarter	9.38	5.56

Fiscal Year Ended March 31, 2000:
First Quarter	$17.33	$10.17
Second Quarter	19.00	12.50
Third Quarter	20.75	14.50
Fourth Quarter	19.25	15.06

There were 134 security holders of record as of June 6, 2001. In addition, management estimates that there were approximately 2,400 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and intends to retain earnings for use in the business and for potential acquisitions in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included in this Annual Report to Shareholders. The statement of income data set forth below with respect to the fiscal years ended March 31, 2001, 2000 and 1999 and the balance sheet data at March 31, 2001 and 2000 are derived from, and should be read in conjunction with the audited Financial Statements included in this Annual Report to Shareholders. The statement of income data set forth below with respect to the fiscal year ended March 31, 1998 and 1997 and the balance sheet data at March 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this Annual Report to Shareholders.

Statement of Income Data

Year Ended March 31,	2001	2000	1999	1998	1997

(in thousands, except per share data)

Net sales	$59,427	$47,496	$29,468	$25,337	$18,680
Cost of products sold	42,122	29,127	18,122	15,988	10,921

Gross profit	17,305	18,369	11,346	9,349	7,759

Expenses:
Selling	10,413	7,786	4,234	3,782	2,969
General and administrative	3,913	2,972	1,333	843	865
Research and development	1,153	824	549	488	375
Goodwill impairment	1,882	--	--	--	--

Income (loss) from operations	(56)	6,787	5,230	4,236	3,550
Interest and other, net	146	664	874	707	339

Income before provision for
income taxes	90	7,451	6,104	4,943	3,889
Provision for income taxes	86	2,751	2,174	1,754	1,404

Net income	$ 4	$4,700	$3,930	$3,189	$2,485

Basic earnings per share*	$0.00	$0.98	$0.81	$0.66	$0.53
Weighted average common
shares outstanding -- basic*	5,076,456	4,812,610	4,868,375	4,841,775	4,680,649

Diluted earnings per share*	$0.00	$0.92	$0.78	$0.63	$0.51
Weighted average common
and common equivalent
shares outstanding -- diluted*	5,216,604	5,120,247	5,037,680	5,084,180	4,919,002

* Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

 Balance Sheet Data

March 31,	2001	2000	1999	1998	1997

(in thousands)

Total assets	$32,287	$29,432	$23,463	$18,556	$14,264
Working capital	16,300	13,574	14,374	12,895	9,454
Current portion of long-term debt	--	--	45	--	--
Long-term debt less current portion	--	--	97	--	--
Stockholders' equity	27,469	24,385	19,918	16,819	12,933

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's product lines consist of multipurpose room furniture, speciality office seating, office systems, call center furniture, dispatch furniture, and health care seating. In addition, the Company continues to pursue acquisitions of product lines or companies that will be complementary to the Company's businesses.

The Company's multipurpose room furniture is marketed under the Mity-Lite trade name. It consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. The stacking chairs are marketed under the MityTuff®, MityStack, and MityHost trade names. Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with the chair manufacturers while others are manufactured and/or assembled in the Company's Orem, Utah facility. In November 1999, the Company introduced a new line of folding chairs. This chair line is manufactured in-house and is marketed under the SwiftSet trade name. In the fall of 2000, the Company introduced a new line of lightweight, durable lecterns under the Summit Lectern trade name. Historically, Mity-Lite's growth has come from an expanding base of new customers, from increasing sales to existing customers in this segment of the business and from broadening its product line. The multipurpose room operation's current and future growth is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as chairs, staging, flooring, partitions, risers and bench seating and its ability to continue increasing its market penetration into existing markets.

The Company's healthcare seating operations were acquired in November 1998. The Company acquired all of the outstanding stock of Broda Enterprises Inc. for $2.0 million. Broda's products are marketed under the Broda trade name. Its operations are based in Waterloo, Ontario, Canada.

On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc., a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high-density office use environments. Two wholly-owned subsidiaries of MITY Enterprises completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc., for approximately $5.3 million. C Core designs and markets call center and panel systems furniture under the CenterCore name. Product manufacturing was consolidated with DO Group, Inc., a wholly-owned subsidiary of the Company.

As part of the CenterCore purchase, BOCCC, Inc., also a Utah corporation and wholly-owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $0.5 million. The outstanding subordinated debt obligations of CenterCore totaled approximately $2.0 million at closing. Cash from the Company's general working capital was used to fund the purchases.

Effective April 1, 2000, the Company acquired the remaining 50.1 percent equity interest in DO Group, Inc. making DO Group a wholly-owned subsidiary of the Company. DO Group, Inc. is a manufacturer of specialty office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore, Corel, JG and DO3 trade names and has manufacturing facilities in Elkhart, Indiana, and Marked Tree, Arkansas. As an unconsolidated subsidiary, DO Group's total sales for the years ended March 31, 2000 and 1999 were $18,045,000 and $15,139,000, respectively. DO Group's net income for the years ended March 31, 2000 and 1999 was $508,000 and $1,923,000, respectively.

MITY Enterprises exchanged approximately $2.1 million cash and 40,905 shares of MITY Enterprises common stock valued at $678,000 for the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, MITY Enterprises assumed approximately $2.5 million in a revolving credit line. The acquisition was treated for accounting purposes as a step purchase. DO Group, Inc. is now a wholly-owned subsidiary of MITY Enterprises, Inc. Cash from the Company's general working capital was used to fund the purchase. The significant increases in accounts receivable and inventories as compared to pre-acquisition levels are a direct result of this acquisition.

Effective April 1, 2000, the Company also created a new corporation called MLI Acquisition, Inc. which was later renamed Mity-Lite, Inc. With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of MITY Enterprises were transferred to Mity-Lite, Inc. Mity-Lite, Inc. has become the operating company for the multipurpose furniture operations and is a wholly-owned subsidiary of the Company.

The CenterCore and DO Group subsidiaries, especially as it relates to their office systems operations located in Marked Tree, Arkansas, have experienced various operational challenges. Material costs have increased as a percent of sales primarily because of outsourcing of component fabrication, increasing obsolescence reserves, increasing customer services costs, and lower material order quantities. Small component orders have been more expensive than large production runs might have been. Labor costs as a percentage of net sales have increased primarily because of operational inefficiencies, lower sales volumes, and increased customer service costs related to completing incomplete orders, replacing freight damaged products, and resolving customer complaints. Overhead costs have increased both as a percentage of sales and in the aggregate primarily because of lower sales volumes, higher freight costs and higher personnel costs resulting from these operational difficulties. The average sales prices of the Company's products have declined as a result of discounting on a few large orders and offering some limited customer service discounts. In addition, the operation's management information systems have not yet been adequately implemented to fully support the operations. The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels. As a result, the office systems operations have been expediting incoming materials and product shipments to customers, shipping orders late and sometimes incomplete, incurring additional warranty and customer services costs, and generally incurring additional costs as a result of the inefficiencies. Because of these problems, DO Group's and CenterCore's sales have declined and cumulative losses have grown.

During the quarter ended June 30, 2000, the Company began the process of restructuring the DO Group and CenterCore management teams and implementing information system policies and controls which the Company believes will better allow it to control and manage the operations. The changes and improvements being made are ongoing and will likely continue for at least the next several months or until product lines are sold. Because of the problems described above, the Company has lost some customer orders and its office systems sales base has deteriorated. Traditionally, the Company has experienced strong order volume in its General Service Administration (GSA) or government market segment during its second and third fiscal quarters each year, especially from Europe and Asia. During the six-month period ended December 31, 1999, the Company received orders totaling approximately $5.9 million in the GSA markets. During the six months ended December 31, 2000, GSA orders were less than $0.8 million, with limited orders coming from Europe and Asia. In addition, one of the Company's major OEM customers, which historically has purchased approximately $2 million annually from the Company, implemented product design changes. These changes caused this customer to delay purchases until the design was complete. This customer has recently approved the new design and has begun placing orders again with the Company.

Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems. The Company has taken action to reduce the amount of losses being incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continue to sustain losses. The changes and improvements being made in the DO Group and CenterCore subsidiaries are ongoing and will likely continue for at least the next several months or until product lines are sold. The Company cannot assure that management will be successful in turning around the office systems operations and restoring its related customer base. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. With the assistance of McDonald Investments, the Company continues to evaluate the possible sale of all or parts of the Company, including CenterCore and DO Group. The Company may be unable to consummate a sale of such operations at a gain or at all. If the Company is unable to sell its CenterCore and DO Group operations and/or is unable to make them profitable, it may have to discontinue these operations which would likely result in substantial costs to the Company and a negative impact to its short-term profitability.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from the Company's Statements of Income:

Year Ended March 31,	2001	2000	1999	1998	1997

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of products sold	70.9	61.3	61.5	63.1	58.5

Gross profit	29.1	38.7	38.5	36.9	41.5
Operating expenses:
Selling	17.5	16.4	14.4	14.9	15.9
General and administrative	6.6	6.3	4.5	3.4	4.6
Research and development	1.9	1.7	1.8	1.9	2.0
Goodwill impairment	3.2	--	--	--	--

Income (loss) from operations	(0.1)	14.3	17.8	16.7	19.0
Interest and other, net	0.2	1.4	2.9	2.8	1.8

Income before tax	0.1	15.7	20.7	19.5	20.8
Provision for income taxes	0.1	5.8	7.4	6.9	7.5

Net income	0.0%	9.9%	13.3%	12.6%	13.3%

Comparison of Fiscal Years 2001, 2000 and 1999

Net Sales

The Company's fiscal 2001 net sales of $59.4 million increased 25 percent over net sales in fiscal 2000. The current year sales increase has resulted primarily from increased penetration into the multipurpose room and healthcare seating markets as well as additional sales from the DO Group acquisition offsetting declining sales in the Company's CenterCore subsidiary. For fiscal 2001,the multipurpose room furniture and healthcare seating segments reflected sales growth of 12 percent and 26 percent, respectively. Specialty office seating and systems sales related to CenterCore declined 46 percent. Specialty office seating and systems sales, related to the DO Group acquisition in April 2000, represented 20 percent of net sales for fiscal 2001. International sales for all product lines represented 13 percent and 11 percent of net sales for fiscal 2001 and 2000, respectively.

The Company's fiscal 2000 net sales of $47.5 million increased 61 percent over net sales in fiscal 1999. The sales increase resulted primarily from increased penetration into the multipurpose room market as well as sales from the Broda and CenterCore acquisitions. For fiscal 2000, the multipurpose room furniture segment reflected sales growth of 21 percent. Specialty office seating and systems sales, related to the CenterCore acquisition in April 1999, represented 21 percent of net sales for fiscal 2000. Healthcare chair and accessories sales, related to Broda's operations, represented 7 percent and 5 percent of net sales for fiscal 2000 and 1999 respectively. International sales for all product lines represented 11 percent of net sales for fiscal 2000 and 1999.

Gross Profit

For the fiscal year ended March 31, 2001, gross profit as a percentage of net sales decreased to 29 percent, or 10 percentage points, as compared to the prior year. Increasing gross profit margins in the healthcare seating businesses were offset by lower gross profit margins in the Company's multipurpose room and specialty offices seating and systems operations. The gross profit margin on multipurpose room furniture sales decreased by one percentage point due to slightly higher material, labor and overhead costs on the Company's table products and increasing chair sales which historically have carried lower gross profit margins. The gross profit margin on healthcare seating and accessories sales increased by two percentage points mainly due to increasing labor efficiencies. Gross margins on the Company's specialty office seating and systems product lines, which include both CenterCore and DO Group, were 4 percent. During the year, the Company experienced various operational problems with its specialty office seating and systems business segment. Specifically, the Company experienced increasing labor, material and overhead costs, lower sales prices, operational inefficiencies, information system problems, and other related costs described above which have significantly and adversely impacted the Company's gross margin and customer service levels related to this segment. As a result, the Company has been expediting incoming materials and shipments to customers, shipping orders late and sometimes incomplete, and generally incurring additional costs as a result of the inefficiencies. In addition to the operational difficulties, the Company increased its reserve for slow moving and obsolete inventory by approximately $1.3 million during the year for this business segment. As a result, the majority of the Company's decrease in gross profit margins was due to these problems at the DO Group and CenterCore operations.

For the fiscal year ended March 31, 2000, gross profit as a percentage of net sales was unchanged at 39 percent as compared to the prior year. Increasing gross profit margins in the multipurpose room and healthcare seating businesses were offset by lower gross profit margins in the Company's CenterCore operations. The gross profit margin on multipurpose room furniture sales increased by one percentage point due to higher average sales prices on the Company's table products and lower material costs experienced earlier in the year partially offset by lower margins on the Company's chair products. The gross profit margin on healthcare seating and accessories sales increased by 13 percentage points mainly due to writing off the inventory purchase adjustment resulting from the Broda acquisition in the prior year. In addition to incurring transition and relocation costs associated with the CenterCore acquisition and writing off the inventory purchase adjustment during the current fiscal year, CenterCore sales carried a lower gross profit margin, which offset the previously mentioned increases.

Operating Expenses

For fiscal 2001, selling expenses were 18 percent of net sales as compared to 16 percent in the prior year. Actual expenses increased by $2.63 million or 34 percent. The increase as a percentage of sales was primarily due to selling expenses related to the recent DO Group acquisition and increases in the multipurpose room business segment's selling expenses. Multipurpose room furniture selling costs increased by $1.02 million over the prior fiscal year. This increase resulted primarily from increased personnel and commission costs, additional advertising expenditures, and higher trade show costs. For fiscal 2000, selling expenses were 16 percent of net sales as compared to 14 percent in the prior year. Actual expenses increased by $3.55 million or 84 percent. The increase as a percent of sales was mainly due to increased selling costs for healthcare seating and specialty office seating and systems products resulting from the recent acquisitions, one-time transition selling costs associated with the CenterCore acquisition, and higher commissions and personnel expenses related to the multipurpose room furniture operation.

General and administrative expenses were 7 percent, 6 percent and 4 percent of net sales in fiscal 2001, 2000 and 1999, respectively. The increase of 1 percentage point, or $0.94 million, in fiscal 2001 over fiscal 2000 resulted mainly from increased general and administrative costs associated with the DO Group acquisition. The increase of 2 percentage points, or $1.64 million, in fiscal 2000 over fiscal 1999 resulted mainly from increased general and administrative costs associated with CenterCore and Broda as well as additional personnel related expenses in the multipurpose room business segment.

Research and development expenses were 2 percent of net sales in fiscal 2001, 2000 and 1999. For fiscal 2001, actual spending increased by 40 percent, or $329,000, as compared to fiscal 2000. This increase in actual spending resulted mainly from increased research and development expenses associated with the DO Group acquisition and with increasing expenditures related to new products at the Company's multipurpose room business segment. For fiscal 2000, actual spending increased by 50 percent, or $275,000, as compared to fiscal 1999. This increase in actual spending resulted from increased costs associated with additional product development, prototyping and higher personnel expenses at the multipurpose room operations, and Broda and CenterCore product development expenditures.

In fiscal 2001, the Company recorded a goodwill impairment charge related to its CenterCore subsidiary. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of," the Company evaluates the carrying value of long term assets based on current and anticipated undiscounted cash flows and recognizes impairment when such cash flows will be less than the carrying values. In accordance with SFAS No. 121, the Company evaluated the potential impairment of the long-lived assets to be disposed of related to its CenterCore product line. During this evaluation, the Company determined that goodwill was impaired. As a result, the Company incurred a $1.9 million charge, or 3 percent of net sales, during the current fiscal year to write off the goodwill related to its CenterCore operations.

Other Income/Expense

Other income and expenses netted to $146,000 in fiscal 2001. Investment income was $142,000, a decrease of $200,000 from the prior fiscal year due to a lower average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year resulting from recent acquisitions. Interest expense was $43,000 and other income, primarily resulting from foreign currency gains, was $47,000.

Other income and expense netted to $664,000 in fiscal 2000. Investment income was $342,000, a decrease of $100,000 from the prior fiscal year due to a lower average balance of cash and cash equivalents and available-for-sale securities resulting from recent acquisitions. The Company recognized income of $368,000 from its investment in the DO Group. The $368,000 represents the Company's proportionate share of DO Group's net income for the year ended March 31, 2000, less certain additional amortization and depreciation created as a result of the purchase. The Company also incurred net other expense of $16,000 primarily resulting from foreign currency losses, and $30,000 in interest expense resulting from Broda's line of credit.

Net Income

For reasons stated above, the Company's net income for fiscal 2001 was $4,000. For fiscal 2000, net income of $4.7 million increased 20 percent over net income in fiscal 1999.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly financial data for the most recent twelve quarters. This quarterly financial data reflects, in the opinion of Management, all adjustments necessary to present fairly the results of operations for such periods. The operating results for any quarter are not necessarily indicative of results for any future period. The Company anticipates that operating results may fluctuate on a quarterly basis depending upon a number of factors. Earnings per share information may not add to match annual earnings per share information due to rounding.

Unaudited Quarterly Financial Information:

(in thousands, except per share amounts)

Q1 1999	Q2 1999	Q3 1999	Q4 1999

Net sales	$7,664	$7,361	$6,812	$7,631
Gross profit	2,753	2,815	2,733	3,045
Income before provision for income tax	1,586	1,684	1,380	1,454
Net income	999	1,061	836	1,034
Basic earnings per share*	0.20	0.22	0.17	0.21
Diluted earnings per share*	0.20	0.21	0.17	0.21

Q1 2000	Q2 2000	Q3 2000	Q4 2000

Net sales	$11,223	$10,979	$11,723	$13,571
Gross profit	4,264	4,560	4,606	4,939
Income before provision for income tax	1,620	1,968	2,017	1,846
Net income	1,106	1,235	1,274	1,175
Basic earnings per share*	0.21	0.26	0.26	0.24
Diluted earnings per share*	0.20	0.24	0.25	0.23

Q1 2001	Q2 2001	Q3 2001	Q4 2001

Net sales	$16,561	$14,882	$13,321	$14,663
Gross profit	4,506	3,769	4,500	4,530
Income (loss) before provision for income tax	705	(213)	(771)	369
Net income (loss)	431	(118)	(486)	177
Basic earnings (loss) per share	0.09	(0.02)	(0.10)	0.03
Diluted earnings (loss) per share	0.08	(0.02)	(0.09)	0.03

* Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

The Company's quarterly operating results can fluctuate significantly depending on factors such as timing of new product introductions, market acceptance of new products, increased competitive pressures, growth in the institutional furniture market, acquisitions, expansion of international operations, timing and expansion into complementary products such as chairs, changes in raw material sources and costs, and adverse changes in general economic conditions in any of the countries in which the Company does business. The Company's ability to effectively integrate its recent acquisitions, correct operational problems in its CenterCore and DO Group operations, and develop and market tables, chairs, office furniture, healthcare furniture and complementary products that successfully adapt to current market needs may also have an impact on future quarterly results of operations. The Company may experience quarterly variations in operating results in the future.

Liquidity and Capital Resources

Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $4.86 million at March 31, 2001 which compared to $6.14 million at March 31, 2000. In addition, the Company held available-for-sale securities which totaled $1.18 million at March 31, 2001. The Company liquidated its available-for-sale securities at the end of fiscal 2000 in anticipation of completing the DO Group acquisition. The decrease in cash and cash equivalents for fiscal 2001 as compared to fiscal 2000 was due primarily to the purchase of the remaining 50.1% of DO Group ($2.13 million), purchases of property, plant and equipment ($3.19 million), the reduction in the line of credit and long-term debt ($2.88 million), net purchase of available-for-sale securities ($1.18 million) and buying back shares of the Company's common stock ($0.45 million). This decrease was partially offset by cash generated from operations ($6.09 million) and net proceeds related to the exercise of stock options ($2.42 million).

The decrease in cash and cash equivalents for fiscal 2000 as compared to fiscal 1999 was due primarily to the purchase of certain assets of CenterCore ($5.34 million), purchases of property, plant and equipment ($2.69 million) and buying back shares of the Company's common stock ($0.60 million). This decrease was partially offset by cash generated from operations ($2.21 million), net sales of highly liquid available-for-sale securities ($3.89 million), net proceeds from the sale of equipment ($0.30 million) and net proceeds related to the exercise of stock options ($0.25 million).

Historically, the Company has financed its growth primarily through cash from operations. The Company also has a revolving credit facility with a bank. The agreement, which expires on July 1, 2001, allows the Company to draw up to $4.0 million under the credit facility. As of March 31, 2001, the Company had no amount drawn under this facility. The Company's subsidiary, Broda Enterprises, also has a line of credit. The limit on this facility is $0.65 million. As of March 31, 2001, no amount was drawn under this facility. Both credit facilities require the maintenance of certain financial ratios and levels of working capital. As of March 31, 2001, the Company was in full compliance with the loan covenants related to the Broda Enterprises credit facility. However, as of March 31, 2001, the Company did not meet the minimum quarterly net income required in its other credit facility. The Company has obtained a waiver of this requirement from the bank. The Company cannot assure that it will be able to satisfy this covenant in future quarters or obtain additional waivers from its lender. The Company's liquidity is partially dependent upon the availability of its credit facility.

The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements have significantly increased because of the DO Group acquisition, losses in the DO Group and CenterCore operations and the construction of a new manufacturing facility, and may further increase as a result of continuing losses in its DO Group and CenterCore subsidiaries and additional capital investment. As a result of the operational challenges in the Company's DO Group and CenterCore subsidiaries, the Company may access the Company's line of credit from time to time on a short term basis to meet cash flow requirements for the business as a whole. No assurances are given as to the sufficiency of the Company's working capital to support the Company's operations particularly in light of current problems in the DO Group and CenterCore operations. Substantial investment of capital and management resources will be required regardless of the strategic alternatives explored or pursued by the Company with respect to the CenterCore and DO Group operations including the Company's efforts to sell these operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At March 31, 2001, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $0.6 million. There is no assurance that such options will be exercised.

The Company's material cash commitments at March 31, 2001 consisted primarily of cash to be used to complete the purchase and installation of equipment at its Orem location ($0.4 million) and current liabilities of $4.82 million both to be paid from funds generated from operations. Current liabilities consisted of $2.42 million in accounts payable, $1.37 million in accrued payroll, $0.51 million in accrued warranty and $0.52 million in other accruals. The Company has also entered into a lease agreement with a related party for its Orem production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $14,000 Canadian (approximately US $9,000) per month through August 2002. The Company also leases a facility from a related party in Elkhart, Indiana, for which the Company entered into a five-year lease agreement on April 1, 1997 with monthly payments of $11,800.

As described elsewhere herein, on February 1, 2001, the Company announced that it had retained McDonald Investments, Inc. The Company believes the current financial markets are not fairly valuing the enterprise as a whole and has hired McDonald Investments to assist it in selling the CenterCore business and in evaluating strategic alternatives for the Company as a whole, including the possible sale of the entire enterprise or parts thereof.

Impact of Inflation and Environmental Regulations

The Company believes that inflation has not had a material effect on its operating results. However, significant increases in the price of raw materials could have a material adverse impact on the Company's results of operations. In addition, compliance with environmental laws or regulations has not had a material effect on the Company's operations.

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

Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing processes, sale of all or part of the Company, and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) references to an expanding base of new customers and increasing sales to new customers related to the Company's multipurpose room furniture operations; (ii) references to current and future growth in the Company's multipurpose room operations being largely dependent upon the Company's ability to successfully introduce and market new product lines; (iii) statements that changes and improvements in the Company's DO Group and CenterCore subsidiaries are being made and continue to be made and are likely to continue for at least the next several months; (iv) references to the Company's efforts to restructure management of the DO Group and CenterCore subsidiaries; (v) statements related to the Company's anticipation that a major OEM customer will continue to place orders with the Company; (vi) statements relating to the Company's efforts to sell the CenterCore product line and plans to evaluate all strategic alternatives related to the DO Group and CenterCore subsidiaries and that the Company has not yet decided to pursue a specific strategic alternative; (vii) statements indicating that the Company has hired McDonald Investments to find a buyer for CenterCore and assist the Company in evaluating strategic alternatives for the Company or parts thereof, and the Company's belief it can recover at least the net book value of the remaining CenterCore assets or use these assets in other product lines; (viii) statements indicating that increasing fuel prices and a tightening labor market may continue to put pressure on the Company's gross margins; (ix) statements relating to the Company's beliefs that cash flow from its current operations, existing cash reserves, and available lines of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months; (x) statements relating to continuing losses in the Company's DO Group and CenterCore subsidiaries and working capital requirements related thereto; (xi) the Company's anticipation that it will access the Company's line of credit from time to time to meet the cash flow requirements for the business as a whole; (xii) the Company's anticipation that substantial investment of capital and management resources will be required to improve DO Group and CenterCore's operations regardless of the strategic alternatives explored or pursued by the Company; (xiii) statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; (xiv) other statements of the Company related to the operational difficulties in its DO Group and CenterCore subsidiaries; and (xv) statements related to anticipated capital expenditures.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) the inability of management to successfully install in a timely manner and operate adequate management information systems in its DO Group and CenterCore subsidiaries leading to manufacturing inefficiencies, higher material and labor costs, lower gross margins and profitability, inefficient or inaccurate inventory management and continuing customer dissatisfaction; (b) the Company's inability to increase sales, increase consumer confidence and restore DO Group's and CenterCore's customer base; (c) the Company's inability to fund continuing losses at DO Group and CenterCore; (d) the Company's inability for any reason to pursue a satisfactory strategic alternative with respect to DO Group and CenterCore; (e) the Company's inability to find a buyer for its DO Group and CenterCore businesses or to consummate such a sale on acceptable terms; (f) the Company's inability to identify and pursue beneficial strategic alternatives for the Company as a whole; (g) loss of important customer contracts; (h) limited management and key employee resources; (i) the Company's inability to effectively restructure DO Group and CenterCore's management team; (j) declines in sales volumes and profit margins in the Company's core businesses; (k) lower than expected revenue, revenue growth, cash flow and gross margins from operations because of recent acquisitions (particularly DO Group and CenterCore) and any operating and post acquisition integration challenges related thereto, adverse economic or business conditions or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating, call center, and specialty seating and office panel systems markets; (l) management's ability to manage effectively the Company's growth; (m) the Company's ability to expand successfully into new markets such as in the healthcare seating and seating accessories, call center, specialty seating and office panel systems markets; (n) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith; (o) increased competition in the Company's existing and future markets; (p) the market's acceptance of products currently being developed by the Company; (q) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment; (r) the Company's ability to source a sufficient volume of acceptable raw materials at current prices; (s) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason; (t) the Company's ability to refine and enhance the quality and productivity of its manufacturing process and build its new manufacturing facility on a cost effective and timely basis; (u) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices; (v) the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company and effectively integrate such acquisitions into the Company's operations; (w) the Company's ability to obtain waivers from its lenders, if needed, and the continued availability of credit facilities; (x) the Company's ability to retain and maintain relationships with key customers; and (y) the Company's inability to raise capital, if needed. No assurance can be given that the Company will be able to correct the current DO Group and CenterCore operational problems or satisfactorily address or resolve any of the foregoing risks or contingencies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company manufacturers its products in the United States and Canada and sells its products in those markets as well as in other countries. Most of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 2001, approximately 6.1 percent of the Company's net sales, 3.8 percent of the Company's cost of products sold, and 6.1 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2001. The Company generally does not hedge its foreign currency exposure.

The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. The Company estimates that a 10 percent adverse change in foreign exchange rates could have reduced operating profit by as much as $75,000 for the fiscal years ended March 31, 2001 and 2000. As mentioned above, this quantitative measure has inherent limitations and the sensitivity analysis disregards the possibility of other effects that may offset such adverse change.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Shareholders of MITY Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of MITY Enterprises, Inc. (formerly Mity-Lite, Inc.) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of MITY Enterprises' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of DO Group, Inc. for the years ended March 31, 2000 and 1999, MITY Enterprises' investment in which is accounted for by use of the equity method. MITY Enterprises' equity of $1,672,000 in DO Group's net assets at March 31, 2000, and of $368,000 and $480,000 in DO Groups's net income for the years ended March 31, 2000 and 1999, respectively, are included in the accompanying financial statements. The financial statements of DO Group, Inc. for the years ended March 31, 2000 and 1999 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of MITY Enterprises, Inc. and subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah

May 25, 2001

Consolidated Balance Sheets

March 31,	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$ 4,857,000	$ 6,141,000
Available-for-sale securities	1,180,000	--
Accounts receivable, less allowances of $802,000 at
March 31, 2001 and $1,179,000 at March 31, 2000	8,071,000	9,393,000
Inventories	3,900,000	1,410,000
Prepaid expenses and other current assets	1,412,000	1,152,000
Deferred income tax assets	1,698,000	234,000

Total current assets	21,118,000	18,330,000
Property and equipment, net	8,352,000	4,169,000
Investment in affiliate	--	1,672,000
Note receivable from affiliate	--	2,127,000
Deferred income tax assets	590,000	--
Intangible assets, net	2,227,000	3,134,000

$ 32,287,000	$ 29,432,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank line of credit	$ --	$ 319,000
Accounts payable	2,420,000	2,227,000
Accrued expenses	2,398,000	2,210,000

Total current liabilities	4,818,000	4,756,000

Deferred income tax liabilities	--	291,000

Total liabilities	4,818,000	5,047,000

Commitments and Contingencies (Note 11)	--	--

Stockholders' equity:
Preferred stock, par value $.10 per share; authorized
3,000,000 shares; no shares issued and outstanding	--	--
Common stock, par value $.01 per share; authorized
10,000,000 shares; issued and outstanding
5,083,796 shares at March 31, 2001 and 4,823,582 shares
at March 31, 2000	51,000	48,000
Additional paid-in capital	11,686,000	8,015,000
Retained earnings	15,796,000	16,187,000
Accumulated other comprehensive income (loss)	(64,000)	135,000

Total stockholders' equity	27,469,000	24,385,000

$ 32,287,000	$ 29,432,000

(See accompanying notes to financial statements)

Consolidated Statements of Operations

Year Ended March 31,	2001	2000	1999

Net sales	$ 59,427,000	$ 47,496,000	$ 29,468,000
Cost of products sold	42,122,000	29,127,000	18,122,000

Gross profit	17,305,000	18,369,000	11,346,000

Operating expenses:
Selling	10,413,000	7,786,000	4,234,000
General and administrative	3,913,000	2,972,000	1,333,000
Research and development	1,153,000	824,000	549,000
Goodwill impairment	1,882,000	--	--

Total operating expenses	17,361,000	11,582,000	6,116,000

Income (loss) from operations	(56,000)	6,787,000	5,230,000

Other income (expense):
Interest expense	(43,000)	(30,000)	(10,000)
Investment income	142,000	342,000	442,000
Equity in income of affiliate	--	368,000	480,000
Other	47,000	(16,000)	(38,000)

Total other income, net	146,000	664,000	874,000

Income before provision for income taxes	90,000	7,451,000	6,104,000
Provision for income taxes	86,000	2,751,000	2,174,000

Net income	$ 4,000	$ 4,700,000	$ 3,930,000

Basic earnings per share*	$0.00	$0.98	$0.81

Weighted average number of common shares -
basic*	5,076,456	4,812,610	4,868,375

Diluted earnings per share*	$0.00	$0.92	$0.78

Weighted average number of common and
common equivalent shares - diluted*	5,216,604	5,120,247	5,037,680

*Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

  (See accompanying notes to financial statements)

Consolidated Statements of Stockholders' Equity*

Common Stock Par-Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at April 1, 1998	$49,000	$7,705,000	$9,065,000	$ --	$16,819,000
Comprehensive income:
Net income			3,930,000
Unrealized gains on available-
for-sale securities				5,000
Foreign currency translation				50,000	__________
Total comprehensive income					3,985,000

Issuance of 48,661 shares of common
stock from the exercise of options		144,000			144,000
Issuance of 6,060 shares of common
stock to the Company's 401(k) plan		58,000			58,000
Purchase and retirement of 110,874
shares of common stock	(1,000)	(177,000)	(986,000)		(1,164,000)
Tax benefit of employee stock options		76,000			76,000

Balance at March 31, 1999	48,000	7,806,000	12,009,000	55,000	19,918,000
Comprehensive income:
Net income			4,700,000
Unrealized losses on available-
for-sale securities				(5,000)
Foreign currency translation				85,000	__________
Total comprehensive income					4,780,000

Issuance of 25,450 shares of common
stock from the exercise of options		128,000			128,000
Issuance of 12,198 shares of common
stock to the Company's 401(k) plan		119,000			119,000
Purchase and retirement of 48,750
shares of common stock		(79,000)	(522,000)		(601,000)
Tax benefit of employee stock options		41,000			41,000

Balance at March 31,2000	48,000	8,015,000	16,187,000	135,000	24,385,000
Comprehensive income:
Net income			4,000
Unrealized gains on available-
for-sale securities				2,000
Foreign currency translation				(201,000)	__________
Total comprehensive loss					(195,000)

Issuance of 40,905 shares used to acquire
DO Group, Inc.	1,000	677,000			678,000
Issuance of 220,324 shares of common
stock from the exercise of options	2,000	2,126,000			2,128,000
Issuance of 26,765 shares of common
stock to the Company's 401(k) plan		290,000			290,000
Purchase and retirement of 27,780
shares of common stock		(55,000)	(395,000)		(450,000)
Tax benefit of employee stock options		633,000			633,000

Balance at March 31,2001	$51,000	$11,686,000	$15,796,000	($64,000)	$27,469,000

*Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

(See accompanying notes to financial statements)

Consolidated Statements of Cash Flows

Year Ended March 31,	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,000	$ 4,700,000	$ 3,930,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	1,391,000	914,000	624,000
Goodwill impairment	1,882,000	--	--
Deferred tax expense	(875,000)	36,000	9,000
Equity in income of affiliate	--	(368,000)	(480,000)
Loss (gain) on disposal of property and
equipment	(2,000)	(1,000)	30,000
Tax benefit from exercise of stock options	633,000	41,000	76,000
Changes in assets and liabilities (net of effects from
purchase of DO Group, CenterCore and Broda):
Accounts receivable	4,870,000	(2,998,000)	(322,000)
Inventories	1,969,000	(75,000)	146,000
Prepaid expenses and other current assets	(102,000)	(726,000)	(28,000)
Accounts payable	(2,025,000)	536,000	247,000
Accrued expenses	(1,656,000)	155,000	665,000

Net cash provided by operating activities	6,089,000	2,214,000	4,897,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(1,202,000)	(3,057,000)	(3,429,000)
Sales of available-for-sale securities	21,000	6,950,000	743,000
Proceeds from sale of property and equipment	19,000	295,000	26,000
Purchases of property and equipment	(3,188,000)	(2,690,000)	(631,000)
Note receivable from affiliate	19,000	199,000	(66,000)
Cash received from affiliate	--	179,000	105,000
Increase in acquisition advances	--	(158,000)	--
Purchase of Broda Enterprises (net of cash acquired)	--	--	(2,011,000)
Purchase of CenterCore (net of cash acquired)	--	(5,342,000)	--
Purchase of DO Group (net of cash acquired)	(2,127,000)	--	--

Net cash used in investing activities	(6,458,000)	(3,624,000)	(5,263,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock options and issuance
of shares to the 401(k) plan	2,418,000	247,000	202,000
Purchase and retirement of common stock	(450,000)	(601,000)	(1,164,000)
Increase (decrease) in bank line of credit	(2,823,000)	21,000	107,000
Decrease in long-term debt	(53,000)	(146,000)	(19,000)

Net cash used in financing activities	(908,000)	(479,000)	(874,000)

Effect of exchange rate changes on cash	(7,000)	1,000	3,000

Net decrease in cash and cash equivalents	(1,284,000)	(1,888,000)	(1,237,000)
Cash and cash equivalents at beginning of year	6,141,000	8,029,000	9,266,000

Cash and cash equivalents at end of year	$ 4,857,000	$ 6,141,000	$ 8,029,000

(See accompanying notes to financial statements)

Supplemental Disclosure of Cash Flow Information

Year Ended March 31,	2001	2000	1999

Cash paid during the year for income taxes	$ 1,264,000	$ 2,770,000	$ 1,994,000
Cash paid for interest	43,000	30,000	10,000

Supplemental Schedule of Noncash Investing and Financing Activities

DO Group Acquisition:

In April of 2000, the Company acquired the remaining 50.1 percent interest in the DO Group, Inc. for $2,127,000 in cash and 40,905 shares of the Company's common stock valued at the date of purchase at $678,000. These amounts, when added to its previous net investment of $1,412,000, brought the Company's total investment to $4,217,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$ 12,101,000
Cost in excess of fair value of assets	1,376,000
Cash and stock paid for the capital stock	(4,217,000)
Liabilities assumed	$ 9,260,000

CenterCore Acquisition:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,342,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$ 3,767,000
Cost in excess of fair value of assets	2,063,000
Cash paid for the assets	(5,342,000)
Liabilities assumed	$ 488,000

Broda Acquisition:

In November of 1998, the Company purchased all of the capital stock of Broda Enterprises for $2,099,000. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$ 1,830,000
Cost in excess of fair value of assets	1,162,000
Cash paid for the capital stock	(2,099,000)
Liabilities assumed	$ 893,000

(See accompanying notes to financial statements)

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

MITY Enterprises, Inc. (formerly Mity-Lite, Inc. and referred to as the "Company") designs and manufactures multipurpose room furniture, specialty office seating and systems furniture, and healthcare seating and markets these products in niche markets. In addition, the Company continues to pursue acquisitions of product lines or companies that will be complementary to the Company's businesses. The Company markets its products throughout the United States, Canada and in certain foreign countries. In August of 2000, the Company changed its name from Mity-Lite, Inc. to MITY Enterprises, Inc.

Investment in Unconsolidated Affiliate

For the years ended March 31, 2000 and 1999, the Company's investment in its unconsolidated affiliate, DO Group, Inc., was accounted for using the equity method (see Note 4. Investment in and Note Receivable from Affiliate). On April 1, 2000, the Company acquired the remaining interest in DO Group and began reporting DO Group on a consolidated basis (see Note 5. Recent Acquisitions).

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of MITY Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments which have a term maturity not greater than three months.

Available-for-Sale Securities

Debt securities, which consist of municipal bonds, corporate bonds and government agency securities, are classified as available-for-sale. When the fair value of available-for-sale securities differs from the amortized cost, the resulting unrealized gain or loss is recorded as a component of comprehensive income. The amortization of premiums and discounts on debt securities in this category are included in investment income and reflected in the amortized cost of the debt securities. The cost of securities sold during the period is based on the specific identification method. Interest on securities in this category are included in investment income. At March 31, 2000, the Company did not own any available-for-sale securities.

The contractual maturities of the available-for-sale securities held at March 31, 2001 are summarized below:

Amortized Cost	Fair Value

Due in one year or less	$ 178,000	$ 178,000
Due after three through four years	1,000,000	1,002,000

$1,178,000	$1,180,000

Inventories

Inventories are stated at the lower of cost, on a first in, first out basis, or market.

Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred, whereas major replacements and improvements are capitalized and subsequently depreciated. Depreciation and amortization on the Company's property and equipment are provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Estimated Useful Life (in years)
Machinery and equipment	5 to 10
Furniture and fixtures	3 to 5
Leasehold improvements	5 to 15
Buildings and improvements	30

Intangible Assets

Intangible assets represent goodwill and patents. Goodwill that arose on the DO Group and Broda acquisitions is amortized on a straight line basis over a twenty-year period. Patents are amortized over three years using a straight line basis.

Revenue Recognition

Revenue is recognized upon shipment of product.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and cash equivalents. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

Fair Value of Financial Instruments

The fair value of the note receivable from affiliate approximates its book value at March 31, 2000. The fair value of available-for-sale securities exceeds cost by $2,000 as of March 31, 2001. The Company did not own any available-for-sale securities at March 31, 2000. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Income Taxes (see Note 10. Income Taxes)

MITY Enterprises uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since MITY Enterprises has decided to continue applying Accounting Principles Board (APB) Statement No. 25 (as permitted by SFAS No. 123), the appropriate required disclosure of the effects of SFAS No. 123 are included in Note 8.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, and accruals for warranty expense. Actual results could differ from these estimates.

Long-Lived Assets

Impairment of long-lived assets is determined in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of." The Company evaluates the carrying value of long-term assets based on current and anticipated undiscounted cash flows and recognizes an impairment when such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

During the year ended March 31, 2001, the Company announced it was seeking a potential buyer of its CenterCore product line and determined that goodwill was impaired. As a result, the Company incurred a $1,882,000 charge during the current year to write off all of the goodwill related to its CenterCore operations. Other long-lived assets related to the CenterCore operations include approximately $305,000 net book value of machinery and equipment. The Company believes it can recover at least the net book value of these assets in a sale or alternatively recover the cost of these assets in producing and selling other product lines. In addition to long-lived assets, the Company has approximately $1.2 million in accounts receivable and $1.1 million in inventory as of March 31, 2001 related to its CenterCore business. The Company currently believes it can recover at least the book value of such assets though ongoing collection efforts, satisfying incoming orders and/or selling these assets to a potential buyer. Sales for the CenterCore business for the twelve months ended March 31, 2001 were approximately $5.4 million.

Comprehensive Income

In accordance with SFAS 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized holding gains and losses on available-for-sale securities. For the year ended March 31, 2001, net income exceeded comprehensive income by $199,000. Of this amount, $2,000 was related to a holding gain on available-for-sale securities and $201,000 was related to foreign currency loss adjustments. For the year ended March 31, 2000, comprehensive income exceeded net income by $80,000. Of this amount, $5,000 was related to a holding loss on available-for-sale securities and $85,000 was related to foreign currency gains. For the year ended March 31, 1999, comprehensive income exceeded net income by $55,000. Of this amount, $5,000 was related to a holding gain on available-for-sale securities, and $50,000 was related to foreign currency gains.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 balances to be consistent with the 2001 presentation.

2. Inventories

Inventories consisted of the following:

March 31,	2001	2000

Materials and supplies	$ 2,916,000	$ 866,000
Work-in-progress	197,000	170,000
Finished goods	787,000	374,000

$ 3,900,000	$ 1,410,000

3. Property and Equipment

Property and equipment consisted of the following:

March 31,	2001	2000

Machinery and equipment	$ 4,916,000	$ 3,396,000
Furniture and fixtures	2,122,000	1,514,000
Leasehold improvements	683,000	677,000
Construction work-in-progress	--	450,000
Building and improvements	3,115,000	--
Land and improvements	1,345,000	1,041,000

	12,181,000	7,078,000
Less accumulated depreciation and amortization	(3,829,000)	(2,909,000)

$ 8,352,000	$ 4,169,000

4. Investment in and Note Receivable from Affiliate

On March 31, 1997, the Company acquired a 49.9 percent equity interest in DO Group, Inc., a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore , DO3, JG and Corel trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. Relevant financial information for the fiscal years ended March 31, 2000 and 1999 is summarized below:

Year Ended March 31,	2000	1999

Net sales	$18,045,000	$15,139,000
Net income	508,000	1,923,000
Total assets	11,788,000	7,998,000
Total liabilities	9,070,000	5,789,000
MITY Enterprises' share of DO Group's net assets	1,356,000	1,102,000

Included in DO Group's net sales for the year ended March 31, 2000 are $5,325,000 in inter-company sales to CenterCore, a wholly-owned subsidiary of MITY Enterprises.

MITY Enterprises purchased its 49.9 percent equity interest for $750,000 in cash and the payment of certain closing and due diligence costs totaling $118,000.

Until April 1, 2000, when the Company acquired the remaining 50.1 percent, MITY Enterprises utilized the equity method of accounting for its investment. Under the equity method, MITY Enterprises recognized its proportionate share of the earnings of DO Group as incurred. For the year ended March 31, 2000 and 1999, DO Group contributed $368,000 and $480,000, respectively, to MITY Enterprises' pretax profit.

As part of the initial acquisition, MITY Enterprises loaned $1,000,000 in a senior subordinated note to a wholly-owned subsidiary of DO Group. As of March 31, 2000, the outstanding balance of the note had increased to $1,052,000 and was included in note receivable from affiliate. The note, which was subordinated to a financial institution's interest, was secured by inventories, receivables, machinery and equipment, furniture and fixtures, real property, and all other assets of DO Group. The note matured on April 30, 2000 and bore interest at 10 percent payable quarterly. The Company believes the interest rate approximated the market rate of interest for similar debt instruments negotiated at arms length.

5. Recent Acquisitions

On April 1, 2000, MITY Enterprises acquired the remaining 50.1 percent interest in the DO Group, Inc., a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore, DO3, JG and Corel trade names.

MITY Enterprises exchanged $2,127,000 in cash and 40,905 shares of MITY Enterprises common stock valued at $678,000 for the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, MITY Enterprise assumed approximately $1,000,000 in long term debt and another $2,510,000 in a revolving credit line. The acquisition was treated for accounting purposes as a step purchase. DO Group, Inc. is now a wholly-owned subsidiary of MITY Enterprises, Inc. Cash from the Company's general working capital was used to fund the purchase.

On April 1, 2000, the Company also created a new corporation called MLI Acquisition, Inc. With the exception of cash, real property, certain deferred tax obligations, and investments in and notes receivable from subsidiaries, all of the assets and liabilities of MITY Enterprises, Inc. were transferred to MLI Acquisition, Inc. MLI Acquisition, Inc. has become the operating company for the multipurpose furniture operations and is a wholly-owned subsidiary of the Company. MLI Acquisition, Inc. has since been renamed Mity-Lite, Inc.

On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc., a privately-owned designer, manufacturer and marketer of call center furniture.

Two wholly-owned subsidiaries of MITY Enterprises completed the transactions. C Core, Inc., a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for approximately $5,342,000. C Core will continue to design and market call center furniture under the CenterCore name. In July 2000, product manufacturing was transitioned to DO Group, Inc., which was then a 49.9 percent-owned affiliate of the Company. During the fiscal year ended March 31, 2000, C Core purchased finished goods from DO Group, Inc. at an agreed upon percentage in excess of cost at the time of shipment to the customer. Effective April 1, 2000, DO Group became a wholly owned subsidiary of the Company.

BOCCC, Inc., also a Utah corporation and wholly-owned subsidiary of the Company, purchased the outstanding subordinated debt obligations of CenterCore for $500,000. The outstanding subordinated debt obligations of CenterCore totaled approximately $2,000,000 at closing. Cash from the Company's general working capital was used to fund the purchases. The allocation of the purchase price resulted in approximately $2,063,000 of goodwill.

Effective November 1, 1998, the Company acquired 100 percent of the outstanding stock of Broda Enterprises Inc., a privately-owned designer, manufacturer and marketer of healthcare seating and seating accessories based in Waterloo, Ontario, Canada. The transaction was treated for accounting purposes as a purchase and accordingly, the Company has included the operating results operations of Broda in the financial statements from November 1, 1998.

In conjunction with this acquisition, the Company paid $2,099,000 in cash with $130,000 being held in escrow for one year to offset the effect of any breaches of representations, warranties or covenants made by the sellers. The acquisition resulted in goodwill of $1,162,000.

The unaudited pro forma results of operations of the Company for the year ended March 31, 2001, 2000 and 1999 (assuming the acquisition of Broda, CenterCore and DO Group had occurred as of April 1, 1998) are as follows:

Fiscal Year Ended March 31, (unaudited)	2001	2000	1999

Net sales	$59,427,000	$60,216,000	70,130,000
Net income	7,000	5,026,000	3,773,000
Basic earnings per share	0.00	1.04	0.77
Diluted earnings per share	0.00	0.97	0.74

6. Debt

The Company has an unsecured $4,000,000 line of credit with a bank which expires in July 2001 with interest at the bank's base rate (8.00 percent at March 31, 2001). No balances were outstanding on this line as of March 31, 2001 and 2000.

The Company's wholly-owned subsidiary, Broda Enterprises had a line of credit, bearing interest at Canadian prime (6.83 percent at March 31, 2001) which is secured by a General Security Agreement, an assignment of insurance and guarantees by MITY Enterprises. The limit on this loan is $650,000. At March 31, 2001, no balance was outstanding.

Among other restrictions, both credit facilities require the maintenance of certain financial ratios and levels of working capital. As of March 31, 2001, the Company was in full compliance with the loan covenants related to the Broda Enterprises credit facility. However, the Company did not meet the minimum quarterly net income required in the unsecured line of credit. The Company has obtained a waiver of this requirement from the bank.

7. Accrued Expenses

Accrued expenses consisted of the following:

March 31,	2001	2000

Accrued payroll and payroll taxes	$ 1,367,000	$ 1,521,000
Accrued warranty	511,000	270,000
Other	520,000	419,000

$ 2,398,000	$ 2,210,000

8. Common Stock Options

At March 31, 2001, the Company has two stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). MITY Enterprises authorized and reserved 750,000 shares of common stock for issuance under each of the plans. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on The Nasdaq Stock Market except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:

Number of Options	Weighted Average Exercise Price

Outstanding at April 1, 1998	577,691	$ 7.19

Granted	210,975	10.45
Exercised	(48,662)	2.95
Forfeited	(29,151)	11.24

Outstanding at March 31, 1999	710,853	8.28

Granted	51,653	14.91
Exercised	(25,450)	5.35
Forfeited	(10,150)	9.74

Outstanding at March 31, 2000	726,906	8.84

Granted	229,435	7.63
Exercised	(220,324)	9.66
Forfeited	(46,875)	9.93

Oustanding at March 31, 2001	689,142	$ 8.10

Options exercisable at March 31, 2001, 2000 and 1999 were 366,294, 269,423, and 207,534, respectively. Options vest over a one- to four-year period and are generally exercisable over ten-years.

The following table summarizes the combined information from the 1990 and 1997 Plans' options outstanding at March 31, 2001:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.82-$2.33	79,001	3.06	$2.07	79,001	$2.07
4.08-5.75	64,500	4.92	4.86	64,500	4.86
6.08-7.75	228,386	8.65	6.81	43,226	6.78
9.50-11.83	254,180	7.22	10.31	162,490	10.28
12.96-13.08	9,000	8.48	12.98	2,989	12.98
15.13-15.50	54,075	9.19	15.00	14,088	15.10

$1.82-$15.50	689,142	7.17	$ 8.10	366,294	$ 7.35

MITY Enterprises has applied APB Opinion 25 and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of MITY Enterprises' two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, Mity-Lite's net income and earnings per share would have changed to the pro forma amounts indicated below:

Year Ended March 31,	2001	2000	1999

Net income (loss):
As reported	$ 4,000	$ 4,700,000	$ 3,930,000
Pro forma	(187,000)	4,413,000	3,675,000

Earnings (loss) per share - basic:
As reported	$0.00	$0.98	$0.81
Pro forma	($0.04)	$0.91	$0.76

Earnings (loss) per share - diluted:
As reported	$0.00	$0.92	$0.78
Pro forma	($0.04)	$0.86	$0.73

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: expected volatility of 44 percent, 32 percent, and 30 percent, risk free interest rates of 5.53 percent, 6.18 percent and 4.87 percent, and expected lives of one to four years. Under SFAS No. 123, the weighted average fair value per share of options issued during the years ended March 31, 2001, 2000 and 1999 was $2.75, $4.37, and $4.05, respectively.

9. Employee Benefit Plans

In January 1995, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amounts contributed to the plan for the years ended March 31, 2001, 2000 and 1999 were $87,000, $75,000, and $42,000, respectively.

In October 1996, the Board of Directors reserved up to 37,500 shares of MITY Enterprises common stock to be issued under the provisions of the 401(k) plan. An additional 50,000 shares of common stock were reserved in January 2000. Shares are issued to the plan on a quarterly basis. The number of shares issued to the plan for the years ended March 31, 2001, 2000 and 1999 were 26,765, 12,198, and 6,060 respectively. As of March 31, 2001, 55,105 shares had been issued under the provisions of the plan.

Substantially all of the Arkansas union shop employees are covered under a multi-employer pension plan. The current contribution rate is 22.5 cents for each hour compensated. Pension expense for the year ended March 31, 2001 was $33,000.

10. Income Taxes

Income tax expense (benefit) consisted of the following components:

Year Ended March 31,	2001	2000	1999

Current:
Federal	$ 566,000	$ 2,223,000	$ 1,792,000
State	55,000	349,000	289,000
Foreign	340,000	143,000	84,000

Total current	961,000	2,715,000	2,165,000

Deferred:
Federal	(785,000)	45,000	71,000
State	(71,000)	4,000	7,000
Foreign	(19,000)	(13,000)	(69,000)

Total deferred	(875,000)	36,000	9,000

$ 86,000	$ 2,751,000	$ 2,174,000

The tax provisions were at effective rates as follows:

Year Ended March 31,	2001	2000	1999

Federal statutory tax rates	34.0%	34.0%	34.0%
State/provincial income taxes, net of federal benefit	3.3	3.3	3.3
Foreign tax	39.0	0.3	0.2
Goodwill amortization	48.2	--	--
Meals and entertainment	20.8	0.1	0.1
Foreign sale corporation	(49.1)	(0.4)	(0.4)
Tax exempt interest	--	(0.4)	(1.6)
Other	(0.6)	--	--

95.6%	36.9%	35.6%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

March 31,	2001	2000

Current	Long Term	Current	Long Term

Deferred tax assets:
Allowance for doubtful accounts	$137,000		$ 49,000
Inventory	381,000		2,000
Vacation accrual	85,000		25,000
Warranty reserve and accrual	259,000		158,000
Goodwill impairment	667,000		--
Net operating loss carryforward	121,000	$714,000	--
AMT credit		31,000		--
Other accruals	48,000		--

Total	1,698,000	745,000	234,000

Deferred tax liabilities:
Depreciation and amortization		(155,000)		($ 32,000)
Investment in affiliate		--		(259,000)

Net deferred tax asset (liability)	$1,698,000	$590,000	$234,000	($291,000)

11. Commitments

The Company leases a facility in Orem, Utah from a related party under an operating lease which expires in March 2005 and is renewable at the then current market rates for an additional five years. The agreement requires minimum lease payments of $205,000 per year until expiration.

The Company leases two buildings in its Waterloo, Ontario, Canada location under an operating lease which expires in July 2002. The Company will then have the option of renewing the lease for two years upon the same terms and conditions for an amount mutually agreed upon. The current agreement requires lease payments of $108,000 for fiscal year 2001 and $36,000 for the first four months of fiscal year 2002.

The Company also leases a facility from a related party in Elkhart, Indiana, for which the Company entered into a five-year lease agreement on April 1, 1997 with monthly payments of $11,800. The agreement requires minimum lease payments of $141,600 for the fiscal year 2001.

The Company rents delivery vehicles on an as needed basis. The Company also has other month to month lease agreements.

Total rent expense was $564,000, $264,000, and $267,000 for the years ended March 31, 2001, 2000 and 1999, respectively. At March 31, 2001, the Company has committed to purchasing $208,000 in raw materials inventory.

12. Business Segment Information

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being three business segments: multipurpose room furniture, specialty office seating and systems furniture and healthcare seating. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, and other related products. The specialty office seating and systems furniture business segment manufactures and markets dispatch seating, big and tall seating, auditorium seating, open plan systems panel furniture, computer free standing furniture, task seating, panel clusters and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales.

Reportable segment data reconciled to the consolidated financial statements for the fiscal year ended March 31, 2001, 2000 and 1999 are as follows:

Fiscal Year Ended March 31,	2001	2000	1999

Net sales:
Multipurpose room furniture	$37,837,000	$33,923,000	$28,132,000
Specialty office seating and systems	17,224,000	10,101,000	--
Healthcare seating	4,366,000	3,472,000	1,336,000

$59,427,000	$47,496,000	$29,468,000

Income (loss) from operations:
Multipurpose room furniture	$6,351,000	$6,475,000	$5,173,000
Specialty office seating and systems	(7,326,000)	(195,000)	--
Healthcare seating	919,000	507,000	57,000

$ (56,000)	$ 6,787,000	$ 5,230,000

Total assets:
Multipurpose room furniture	$14,254,000	$17,500,000	$20,422,000
Specialty office seating and systems	15,318,000	8,918,000	--
Healthcare seating	2,715,000	3,014,000	3,041,000

$32,287,000	$29,432,000	$23,463,000

Depreciation & amortization expense:
Multipurpose room furniture	$ 799,000	$ 636,000	$ 555,000
Specialty office seating and systems	426,000	110,000	--
Healthcare seating	166,000	168,000	69,000

$ 1,391,000	$ 914,000	$ 624,000

Capital expenditures, net:
Multipurpose room furniture	$2,910,000	$2,627,000	$ 609,000
Specialty office seating and systems	198,000	40,000	--
Healthcare seating	80,000	23,000	22,000

$ 3,188,000	$ 2,690,000	$ 631,000

13. Recently Issued Financial Accounting Standards

On July 7, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133 which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," supersedes SFAS No. 80, "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFASs previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The adoption of SFAS 137 on April 1, 2001 did not have a significant impact on the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2001. The impact of adopting SAB 101 on the Company's results of operations and financial position was not material.

14. Stock Split

In August 1999, the Company's board of directors approved a 3-for-2 stock split to be effected as a stock dividend. One additional share of common stock was distributed on September 23, 1999 for every two shares held by stockholders of record as of September 9, 1999. Fractional shares created as a result of the stock split were paid in cash based upon the average of the bid and ask price per share at the close of trading on September 9, 1999. The effect of the stock split has been retroactively reflected in all common shares and per share amounts in the financial statements and notes as if the stock split had occurred prior to fiscal 1999.

15. Quarterly Results of Operations (Unaudited)

Quarterly data (unaudited) for the years ended March 31, 2001, 2000 and 1999 is as follows:

Unaudited Quarterly Financial Information:

(in thousands, except per share amounts)

Q1 2001	Q2 2001	Q3 2001	Q4 2001

Net sales	$16,561	$14,882	$13,321	$14,663
Gross profit	4,506	3,769	4,500	4,530
Income (loss) from operations	694	(194)	(802)	246
Income (loss) before provision for income tax	705	(213)	(771)	369
Net income (loss)	431	(118)	(486)	177
Basic earnings (loss) per share	0.09	(0.02)	(0.10)	0.03
Diluted earnings (loss) per share	0.08	(0.02)	(0.09)	0.03

Q1 2000	Q2 2000	Q3 2000	Q4 2000

Net sales	$11,223	$10,979	$11,723	$13,571
Gross profit	4,264	4,560	4,606	4,939
Income from operations	1,431	1,789	1,779	1,788
Income before provision for income tax	1,620	1,968	2,017	1,846
Net income	1,106	1,235	1,274	1,175
Basic earnings per share*	0.21	0.26	0.26	0.24
Diluted earnings per share*	0.20	0.24	0.25	0.23

Q1 1999	Q2 1999	Q3 1999	Q4 1999

Net sales	$7,664	$7,361	$6,812	$7,631
Gross profit	2,753	2,815	2,733	3,045
Income from operations	1,348	1,424	1,207	1,251
Income before provision for income tax	1,586	1,684	1,380	1,454
Net income	999	1,061	836	1,034
Basic earnings per share*	0.20	0.22	0.17	0.21
Diluted earnings per share*	0.20	0.21	0.17	0.21

* Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

The Company's operating results for fiscal 2001 were adversely affected by its CenterCore and DO Group subsidiaries, especially as it relates to their office systems operations located in Marked Tree, Arkansas. These operations have experienced various challenges including, but not limited to material, labor and overhead cost increases related to outsourcing of component fabrication, increasing obsolescence reserves, increasing customer services costs, operational inefficiencies, lower sales volumes, and higher personnel costs resulting from these operational difficulties. In addition, the operation's management information systems where not adequately implemented to fully support the operations when the Company acquired the business on April 1, 2000.

Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems. The Company has taken action to reduce the amount of losses being incurred at DO Group by reducing personnel costs through layoffs and implementing more sound business practices. The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. The changes and improvements being made in the DO Group and CenterCore subsidiaries are ongoing and will likely continue for at least the next several months or until product lines are sold. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line and as a result recorded a $1,882,000 goodwill impairment charge during the quarter ended December 31, 2000 (see Note 1. Description of Business and Summary of Significant Accounting Policies). In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. With the assistance of McDonald Investments, the Company continues to evaluate the possible sale of all or parts of the Company, including CenterCore and DO Group.

During the fourth quarter of fiscal 2001, the Company recognized approximately $915,000 of pretax charges related to inventory which the Company determined to be slow moving and/or obsolete. This determination was made as a result of product line reduction decisions and anticipated future shipment estimates made during the quarter. Approximately half of the charge was related to the Company's specialty seating operations located in Elkhart, Indiana. The other half was related to the Company's CenterCore operations located in Marked Tree, Arkansas.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None to report.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2001 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2001 Annual Meeting of Stockholders entitled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2001 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2001 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Exhibits

Index to Exhibit

Exhibit No.	Description
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

2.4

Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and Key Equity Capital Corporation incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.

2.5

Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and National City Capital Corporation incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.

2.6

Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and Cardinal Development Capital Fund I incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.

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

2.9

Stock Purchase Agreement dated as of November 20, 1998, by and among Mity-Lite Acquisition Corp. and Stephen E. Brotherston, Glenn C. Brotherston, Ian D. Brotherston, Margaret E. Brotherston and Sandra L. Brotherston incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated November 25, 1998.

2.10

Asset Purchase Agreement dated as of April 9, 1999, by and among The CenterCore Group, Inc., a Delaware Corporation, Fleet Capital Corporation, a Rhode Island Corporation, and C Core, Inc., a Utah Corporation and wholly owned subsidiary of Mity-Lite, Inc. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 9, 1999.

2.11

Form of Assignment Agreement by and among BOCCC, Inc., a Utah Corporation and wholly owned subsidiary of Mity-Lite, Inc., and various parties holding subordinated debt instruments of The CenterCore Group, Inc. This form of Assignment Agreement is substantially the same agreement that was signed by BOCCC, Inc. and nine different subordinated debt holders incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 9, 1999.

Exhibit No.	Description
2.12

Stock Purchase Agreement, By and Among DO Group Holding, Inc., David Kebrdle, Mary M. Kebrdle, Martha S. Federico, Estate of Chester E. Dekko, Dennis Kebrdle, Domenic Federico and Mity-Lite, Inc. dated March 17, 2000 incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 1, 2000.

3.1	Amended and Restated Articles of Incorporation of the Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
3.2	Amended and Restated Bylaws of the Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
3.3	First Amendment to the Amended and Restated Bylaws of Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
4.1	Form of Stock Certificate incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
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

10.3

Lease Agreement dated November 1, 1993 between the Registrant and the Walter M. and Orpha M. Lewis Family Trust incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.4

Trademark License dated November 23, 1993 between the Registrant and R.D. Werner Co., Inc. incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.5

Solicitation, Offer and Award Contract between the Registrant and the General Services Administration Federal Supply Service dated January 27, 1992 (issued March 6, 1990) and Amendments thereto dated January 27, 1992 (effective July 16, 1990), January 27, 1992 (effective December 1, 1990), January 27, 1992 (effective December 28, 1991) and the Revision of August 24, 1992 incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.6

Notice of Contract Award dated June 23, 1993 between the Registrant and the Commonwealth of Virginia, Department of General Services Division of Purchases and Supply incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.7

Agreement dated July 26, 1990 between the Registrant and the State of Utah, Department of Administrative Services and Revisions thereto dated March 8, 1991, June 5, 1991, and May 19, 1992 and March 10, 1993 incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.8

Agreement dated December 17, 1991 between the Registrant and the Air Force Nonappropriated Fund Purchasing Office incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

Exhibit No.	Description
10.9

Purchasing Contract effective October 1, 1993 between the Registrant and The Corporation of the Presiding Bishop of The Church of Jesus Christ of Latter-Day Saints incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.10

Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Gregory L. Wilson incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.11

Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Stanley L. Pool incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.12

Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Kenneth A. Law incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.13

Employment Agreement with attached Proprietary Information Agreement dated effective as of February 16, 1994 between Registrant and Brent Bonham incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.14

Employment Agreement with attached Proprietary Information Agreement dated effective as of February 16, 1994 between Registrant and Bradley T Nielson incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.15

1990 Stock Option Plan, as amended and Form of Stock Option Agreements incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.16

Form of Indemnification Agreements between Registrant and officers and directors of Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.17	Form of Lock-up Agreements with Shareholders incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.18

Form of Confidentiality Agreement entered into with employees of the Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.19

Key-Man Insurance Policy between the Company and Chubb Sovereign Life Insurance Company incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.20

Distributor Agreement between the Company and Sebel Furniture Limited dated February 14, 1994 incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1994.

10.21

Lease Agreement dated March 31, 1995 between the Company and the Walter M. and Orpha M. Lewis Family Trust incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1995.

10.22

Exclusive Distributor Agreement between the Company and Mobilite International Limited (aka Mity-Lite (Europe) Limited) incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1995.

Exhibit No.	Description
10.23

Purchasing Contract effective October 1, 1995 between the Registrant and The Corporation of the Presiding Bishop of The Church of Jesus Christ of Latter-Day Saints incorporated by reference to the referenced exhibit number to the Company's Form 10-QSB for the quarter ended December 31, 1995.

10.24

Promissory Note dated December 6, 1995 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-QSB for the quarter ended December 31, 1995.

10.25	Promissory Note dated October 27, 1995 between Registrant and First Security Bank incorporated by reference to the referenced exhibit to the Company's Form 10-KSB for the year ended March 31, 1996.
10.26

Summary Plan Description and Basic Plan Document for the 1995 Mity-Lite,Inc. Employee Retirement Plan incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1996.

10.27

Promissory Note dated January 23, 1997 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1997.

10.28

Modification Agreement (dated October 27, 1996) to Promissory Note dated October 27, 1995 between the Registrant and First Security Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1997.

10.29

Lease Agreement Amendment dated October 31, 1996 between the Company and the Walter M. and Orpha M. Lewis Family Trust incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1997.

10.30

Promissory Note dated December 15, 1997 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1998.

10.31

Modification Agreement (dated October 25, 1997) to Promissory Note dated October 27, 1995 between the Registrant and First Security Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1998.

10.32	1997 Stock Incentive Plan and Form of Agreements incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1998.
10.33

Promissory Note dated November 18, 1998 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-K for the year ended March 31, 1999.

10.34

Promissory Note dated May 26, 2000 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-K for the year ended March 31, 2000.

10.35	Form of Employment Agreement between the Company and its Executive Officers.
11.1	Statement Regarding Computation of Per Share Earnings.
21	Subsidiaries of Registrant.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Crowe, Chizek and Company LLP.
99	Independent Auditors' Report to the Directors of DO Group, Inc.

(B) Reports on Form 8-K

Form 8-K filed on February 13, 2001 to report Company's third quarter financial results.

Form 8-K filed on February 2, 2001 to report Company's retention of McDonald Investments to explore strategic alternatives for the Company.

(C) Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and

Shareholders of MITY Enterprises, Inc.:

We have audited the consolidated financial statements of MITY Enterprises, Inc. and subsidiaries (the Company) as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 25, 2001; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Salt Lake City, Utah

May 25, 2001

MITY ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

Balance at Beginning of Period	Additions Charged to Costs and Expenses	Acquisitions from Acquired Companies	Deductions from Reserves	Balance at End of Period

ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:

March 31, 2001	$1,179,000	$ 368,000	$ 93,000	$ 838,000	$ 802,000
March 31, 2000	395,000	84,000	988,000	288,000	1,179,000
March 31, 1999	259,000	131,000	25,000	20,000	395,000

INVENTORY RESERVES:

Year ended:

March 31, 2001	$5,000	$1,108,000	$1,215,000	$1,354,000	$ 974,000
March 31, 2000	5,000	--	--	--	5,000
March 31, 1999	5,000	--	--	--	5,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on the 22th of June, 2001.

MITY ENTERPRISES, INC.

By: /s/ Gregory L. Wilson Gregory L. Wilson, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gregory L. Wilson Gregory L. Wilson	Chairman of the Board, President, and Director (Principal Executive Officer)	June 22, 2001
/s/ Bradley T Nielson Bradley T Nielson	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	June 22, 2001
/s/ Ralph E. Crump Ralph E. Crump	Director	June 22, 2001
/s/ Peter Najar Peter Najar	Director	June 22, 2001
/s/ C. Lewis Wilson C. Lewis Wilson	Director	June 22, 2001
/s/ Hal B. Heaton Hal B. Heaton	Director	June 22, 2001