Form 10-Q
period 2001-06-30
MITY ENTERPRISES INC
filed 2001-08-10
CIK 921030

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

          ------------------------------------------------------------

                                  Form 10-Q

(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

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

     There were 5,114,082 shares of the registrant's Common Stock, par value $.01 per share, outstanding on August 6, 2001.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                   June 30,        March 31,
ASSETS                                              2001             2001
                                                ------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . .     $ 6,776,000      $ 4,857,000
  Available-for-sale securities. . . . . . .       1,860,000        1,180,000
  Accounts receivable, less allowances of
    $329,000 at June 30, 2001 and $302,000
    at March 31, 2001. . . . . . . . . . . .       4,821,000        4,860,000
  Inventories. . . . . . . . . . . . . . . .       1,596,000        1,525,000
  Prepaid expenses and other current assets.         787,000        1,244,000
  Deferred income taxes, current . . . . . .       3,631,000        1,698,000
  Net current assets of discontinued
    operations . . . . . . . . . . . . . . .       1,969,000        5,754,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      21,440,000       21,118,000
Property and equipment, net. . . . . . . . .       6,487,000        6,207,000
Deferred income taxes. . . . . . . . . . . .         590,000          590,000
Intangible assets, net . . . . . . . . . . .       1,032,000        1,010,000
Net noncurrent assets of discontinued
  operations . . . . . . . . . . . . . . . .       1,416,000        3,362,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $30,965,000      $32,287,000
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . .     $ 2,365,000        2,420,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . .       3,155,000        2,398,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       5,520,000        4,818,000

COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 5,108,837 at June 30,
      2001 and 5,083,796 at March 31, 2001 .          51,000           51,000
    Additional paid-in capital . . . . . . .      11,816,000       11,686,000
    Retained earnings. . . . . . . . . . . .      13,544,000       15,796,000
    Accumulated other comprehensive income .          34,000          (64,000)
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      25,445,000       27,469,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $30,965,000      $32,287,000
                                                ============     ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                  Three months ended June 30,
                                                      2001           2000
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $11,050,000    $10,931,000
Cost of products sold . . . . . . . . . . . . . .    6,427,000      6,687,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,623,000      4,244,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,746,000      1,573,000
  General and administrative. . . . . . . . . . .      569,000        483,000
  Research and development. . . . . . . . . . . .      292,000        192,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,607,000      2,248,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    2,016,000      1,996,000
Other income (expense):
  Interest expense. . . . . . . . . . . . . . . .         --           (5,000)
  Interest income . . . . . . . . . . . . . . . .       70,000         21,000
  Other . . . . . . . . . . . . . . . . . . . . .       (7,000)         9,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .       63,000         25,000
                                                  ------------   ------------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    2,079,000      2,021,000
Income tax expense. . . . . . . . . . . . . . . .      804,000        772,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    1,275,000      1,249,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $166,000 and
    $501,000 for the periods ended June 30, 2001
    and 2000) . . . . . . . . . . . . . . . . . .     (271,000)      (818,000)
  Estimated loss on disposal (net of applicable
    income taxes of $1,996,000) . . . . . . . . .   (3,256,000)          --
                                                  ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .  $(2,252,000)   $   431,000
                                                  ============   ============

Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.25    $      0.25
Basic loss per share from discontinued operations        (0.05)         (0.16)
Basic loss per share on disposal of
    discontinued operations . . . . . . . . . . .        (0.64)          --
                                                  ------------   ------------
Basic earnings (loss) per share . . . . . . . . .  $     (0.44)   $      0.09
                                                  ============   ============
Weighted average number of common shares - basic.    5,108,837      5,070,167
                                                  ============   ============
Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.24    $      0.24
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .        (0.05)         (0.16)
Diluted loss per share on disposal of
    discontinued operations . . . . . . . . . . .        (0.62)          --
                                                  ------------   ------------
Diluted earnings (loss) per share . . . . . . . .  $     (0.43)   $      0.08
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    5,228,373      5,291,797
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  Three months ended June 30,
                                                      2001           2000
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .   $(2,252,000)   $   431,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net loss from discontinued operations. . . .     3,527,000        818,000
    Depreciation and amortization. . . . . . . .       277,000        223,000
    Deferred tax benefit . . . . . . . . . . . .    (1,934,000)      (194,000)
    Gain on disposal of equipment. . . . . . . .          --           (1,000)
    Tax benefit from exercise of stock options .          --          633,000
    Changes in assets and liabilities (net of
     effects from purchase of DO Group):
      Accounts receivable. . . . . . . . . . . .        77,000       (648,000)
      Inventories. . . . . . . . . . . . . . . .       (52,000)      (147,000)
      Prepaid expenses and other current assets        458,000       (628,000)
      Accounts payable . . . . . . . . . . . . .       (64,000)    (1,235,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       753,000       (251,000)
                                                  ------------   ------------
Net cash provided by (used in) continuing
  operations . . . . . . . . . . . . . . . . . .       790,000       (999,000)
Net cash provided by (used in) discontinued
  operations . . . . . . . . . . . . . . . . . .     2,203,000       (688,000)
                                                  ------------   ------------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . .     2,993,000     (1,687,000)
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (1,852,000)          --

Sales of available-for-sale securities . . . . .     1,173,000           --
Proceeds from sales of property & equipment. . .          --            2,000
Decrease in note receivable from affiliate . . .          --            8,000
Purchases of property and equipment. . . . . . .      (530,000)      (683,000)
Purchase of DO Group, (net of cash acquired) . .          --       (2,127,000)
                                                  ------------   ------------
Net cash used in continuing operations . . . . .    (1,209,000)    (2,800,000)
Net cash used in discontinued operations . . . .          --          (65,000)
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (1,209,000)    (2,865,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .       130,000      2,310,000
Purchase and retirement of common stock. . . . .          --         (450,000)
Decrease in bank line of credit. . . . . . . . .          --         (172,000)
                                                  ------------   ------------
Net cash provided by continuing operations . . .       130,000      1,688,000
Net cash used in discontinued operations . . . .          --       (2,563,000)
                                                  ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .       130,000       (875,000)
                                                  ------------   ------------

Effect of exchange rate changes on cash. . . . .         5,000           --
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .     1,919,000     (5,427,000)
Cash and cash equivalents at beginning of period     4,857,000      6,141,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 6,776,000    $   714,000
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                 Three months ended June 30,

                                                    2001             2000
                                                ------------     ------------
Cash paid during the period for
  income taxes                                  $  188,000        $   27,000

Cash paid during the period for interest              --               5,000



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

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

     Fair value of assets acquired               $12,101,000
     Cost in excess of fair value of assets        1,376,000
     Cash and stock paid for the capital stock    (4,217,000)
                                                 -----------
       Liabilities assumed                       $ 9,260,000
                                                 ===========



         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2002.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2001. Certain amounts in prior period financial statements have been reclassified to conform with current period presentations.


2.  INVENTORIES

     Inventories consisted of the following (excluding discontinued operations):

                                                  June 30,         March 31,
                                                    2001             2001

                                                ------------     ------------
               Materials and supplies . . . .    $ 1,032,000      $   924,000
               Work-in-progress . . . . . . .        163,000          169,000
               Finished goods . . . . . . . .        401,000          432,000
                                                ------------     ------------
                                                 $ 1,596,000      $ 1,525,000
                                                ============     ============

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     On July 7, 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," supersedes SFAS No. 80, "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," and also amends certain aspects of other SFASs previously issued. SFAS No. 133, as amended by SFAS No. 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 by the Company on April 1, 2001 did not have a significant impact on the Company.

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


4.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2001, comprehensive income exceeded net income by $98,000 related to foreign currency gains. For the three months ended June 30, 2000, net income exceeded comprehensive income by $47,000 related to foreign currency losses.


5.  BUSINESS SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being three business segments: multipurpose room furniture, healthcare seating and specialty office seating and systems, with multipurpose room furniture being the principal business segment. The Company has announced that it is planning to exit its specialty office seating and systems segment and consequently is treating that segment as a discontinued operation. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales.

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months ended June 30, 2001 and 2000 is as follows:

                                                  Three months ended June 30,

                                                    2001             2000
                                                ------------     ------------
Net sales:
  Multipurpose room furniture                    $ 9,773,000      $ 9,969,000
  Healthcare seating                               1,277,000          962,000
                                                 -----------      -----------
                                                 $11,050,000      $10,931,000
                                                 ===========      ===========
Income (loss) from operations:
  Multipurpose room furniture                    $ 1,699,000      $ 1,832,000
  Healthcare seating                                 317,000          164,000
                                                 -----------      -----------
                                                 $ 2,016,000      $ 1,996,000
                                                 ===========      ===========
Total assets:
  Multipurpose room furniture                    $24,707,000      $12,408,000
  Healthcare seating                               2,873,000        2,897,000
  Discontinued operations (Specialty office
    seating and systems segment)                   3,385,000       19,602,000
                                                 -----------      -----------
                                                 $30,965,000      $34,907,000
                                                 ===========      ===========
Depreciation & amortization expense:
  Multipurpose room furniture                    $   238,000      $   179,000
  Healthcare seating                                  39,000           44,000
                                                 -----------      -----------
                                                 $   277,000      $   223,000
                                                 ===========      ===========
Capital expenditures, net:
  Multipurpose room furniture                    $   516,000      $   646,000
  Healthcare seating                                  14,000           37,000
                                                 -----------      -----------
                                                 $   530,000      $   683,000
                                                 ===========      ===========

6.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months ended June 30, 2001 and 2000 respectively.

                                            Three months ended
                                                  June 30,
                                             2001         2000
                                         -----------  -----------
Net income from continuing operations. . $ 1,275,000 $ 1,249,000 Discontinued operations:
  Loss from discontinued operations. . .    (271,000)    (818,000)
  Estimated loss on disposal . . . . . .  (3,256,000)        --
                                         -----------  -----------
Net income (loss) as reported. . . . . . $(2,252,000) $   431,000
                                         ===========  ===========
BASIC:
    Weighted average number of
      common shares outstanding. . . . .   5,108,837    5,070,167
                                         ===========  ===========
  Basic net income per share from
      continuing operations. . . . . . .      $ 0.25        $0.25
  Basic net loss per share from
      discontinued operations. . . . . .       (0.05)       (0.16)
  Basic net loss per share on disposal of
      discontinued operations. . . . . .       (0.64)        --
                                         -----------  -----------
  Basic net income (loss) per
      share. . . . . . . . . . . . . . .      $(0.44)      $ 0.09
                                         ===========  ===========

DILUTED:
  Common and common equivalent shares
  outstanding:
    Weighted average number of
      common shares outstanding. . . . .   5,108,837    5,070,167
    Common stock equivalents from
      options computed on the
      treasury-stock method using
      the average fair market
      value of common stock
      outstanding during the
      period . . . . . . . . . . . . . .     119,536      221,630
                                         -----------  -----------
    Shares used in the
      computation. . . . . . . . . . . .   5,228,373    5,291,797
                                         ===========  ===========
  Diluted net income per share from
      continuing operations. . . . . . .      $ 0.24        $0.24
  Diluted net loss per share from
      discontinued operations. . . . . .       (0.05)       (0.16)
  Diluted net loss per share on disposal
      of discontinued operations . . . .       (0.62)        --
                                         -----------  -----------
  Diluted net income (loss) per
      share. . . . . . . . . . . . . . .      $(0.43)      $ 0.08
                                         ===========  ===========

7.  DISCONTINUED OPERATIONS

     The CenterCore and DO Group subsidiaries, especially as it relates to their office systems operations located in Marked Tree, Arkansas, have experienced various operational challenges. Material and labor costs have each increased as a percent of sales. Overhead costs have also increased both as a percentage of sales and in the aggregate. The average sales prices of the Company's products have declined during the last twelve months as a result of discounting on a few large orders and offering some limited customer service discounts. In addition, the operation's management information systems were slow in being adequately implemented to fully support the operations. The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels and eroded the DO Group and CenterCore sales base. Because of these problems, DO Group's and CenterCore's sales have declined and cumulative losses have grown.

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems. The Company has taken action to reduce the amount of losses being incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continue to sustain losses. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. During the quarter ended June 30, 2001, the Company developed a plan for exiting the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses. The Company anticipates that this exit will be completed during the current fiscal year.

     As a result of these actions and in accordance with Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued
DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001 and $818,000 for the three months ended June 30, 2000, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. Actual losses may be greater than those estimated.

     Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:

                                     June 30,          March 31,
                                       2001              2001
                                    ----------        ----------
CURRENT ASSETS:
   Accounts receivable              $1,632,000        $3,211,000
   Inventories                         337,000         2,375,000
   Prepaid expenses and other
      current assets                      --             168,000
                                    ----------        ----------
Total current assets                $1,969,000        $5,754,000
                                    ==========        ==========
NON-CURRENT ASSETS:
   Property and equipment, net      $1,416,000        $2,145,000
   Intangible assets, net                 --           1,217,000
                                    ----------        ----------
Total non-current assets            $1,416,000        $3,362,000
                                    ==========        ==========


     Summarized financial information of the discontinued DO Group and CenterCore operations for the fiscal year ended March 31, 2001 and for the CenterCore operations for the fiscal year ended March 31, 2000 are as follows:

                                           Fiscal year ended
                                     March 31,         March 31,
                                       2001               2000
                                   -----------        -----------
NET SALES:                         $17,224,000        $10,101,000
                                   ===========        ===========

LOSS FROM OPERATIONS:              $(7,326,000)       $  (195,000)
                                   ===========        ===========

ITEM 2.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's product lines consist of multipurpose room furniture and healthcare seating.

     The Company's multipurpose room furniture is marketed under the Mity-Lite trade name. It consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. The stacking chairs are marketed under the MityTuff(R), MityStack(TM), and MityHost(TM) trade names. Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with other chair manufacturers, while others are manufactured and/or assembled in the Company's Orem, Utah facility. In November 1999, the Company introduced a new line of folding chairs. This chair line is manufactured in-house and is marketed under the SwiftSet(TM) trade name. In the fall of 2000, the Company introduced a new line of lightweight, durable lecterns under the Summit Lectern(TM) trade name. Historically, Mity-Lite's growth has come from an expanding base of new customers, from increasing sales to existing customers in this segment of the business and from broadening its product line. The multipurpose room operation's current and future growth is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as tables, chairs, staging, flooring, partitions, risers and bench seating and its ability to continue increasing its market penetration into existing markets.

     The Company's healthcare seating operations were acquired in November 1998. The Company acquired all of the outstanding stock of Broda Enterprises Inc. for $2.0 million. Broda's products are marketed under the Broda(TM) trade name primarily in the Canadian and U.S. markets. Its operations are based in Waterloo, Ontario, Canada. The Company's healthcare seating operation's current and future growth is largely dependent upon increasing its market penetration into existing markets and introducing new product lines of healthcare seating.

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments. Product manufacturing was consolidated with DO Group, Inc., a subsidiary of the Company. Effective April 1, 2000, the Company acquired the remaining 50.1 percent equity interest in DO Group making DO Group a wholly-owned subsidiary of the Company. DO Group, headquartered in Elkhart, Indiana, manufactures specialty office seating and office panel systems. DO Group markets its products under the Domore(TM), Corel(TM), JG(TM) and DO3(TM) trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

     The CenterCore and DO Group subsidiaries, especially as it relates to their office systems operations located in Marked Tree, Arkansas, have experienced various operational challenges. Material and labor costs have each increased as a percent of sales. Overhead costs have also increased both as a percentage of sales and in the aggregate. The average sales prices of the Company's products have declined during the last twelve months as a result of discounting on a few large orders and offering some limited customer service discounts. In addition, the operation's management information systems were slow in being adequately implemented to fully support the operations. The operational inefficiencies, information system problems, and their related costs have significantly and adversely impacted the Company's gross margin and customer service levels and eroded the DO Group and CenterCore sales base. Because of these problems, DO Group's and CenterCore's sales have declined and cumulative losses have grown.

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems. The Company has taken action to reduce the amount of losses being incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company has devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continue to sustain losses. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. During the quarter ended June 30, 2001, the Company developed a plan for exiting the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses. The Company anticipates that this exit will be completed during the current fiscal year.

     As a result of these actions and in accordance with APB 30, the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued
DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001 and $818,000 for the three months ended June 30, 2000, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. Actual losses may be greater than those estimated.


COMPARISON OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     NET SALES. The Company's first quarter fiscal 2002 net sales of $11,050,000 were up 1 percent as compared with the first quarter net sales in the prior fiscal year. For the quarter ended June 30, 2001, the slight increase reflects sales growth, as compared to the quarter ended June 30, 2000, of 33 percent in the Company's healthcare chair operations partially offset by declining sales of 2 percent in the Company's multipurpose room operations.
The Company's total international sales represented 13 percent of net sales for the quarter ended June 30, 2001 as compared to 11 percent in the first quarter of fiscal 2001.

     GROSS PROFIT. Gross profit as a percentage of net sales increased over the prior year by 3 percentage points, to 42 percent for the quarter ended June 30, 2001. This increase was due to improved labor and material utilizations at the Company's healthcare seating operation as well as better leverage of the fixed overhead costs with higher sales. The Company also experienced lower material costs, improved labor efficiencies and a higher average selling price related to the Company's multipurpose room table lines as well as improved material costs related to the chair lines. These improvements at the Company's multipurpose room furniture operations were partially offset by higher factory overhead costs.

     SELLING EXPENSES. Selling expenses were 16 percent of net sales in the first quarter of fiscal 2002 as compared to 14 percent for the first quarter of the prior fiscal year. Actual expenses increased by $173,000 or 11 percent. Multipurpose room furniture selling costs increased by $126,000 over the prior fiscal year. This increase resulted from higher costs for new sales representatives and support staff, additional advertising and literature expenditures, and higher trade show costs. These costs were partially offset by lower commission costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 5 percent of net sales for the first quarter of fiscal 2002 as compared to 4 percent for the first quarter of the prior fiscal year. Actual spending increased by 18 percent, or $86,000. The increase was mainly due to legal expenses and additional accruals to the allowance for bad debt.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the first quarter of fiscal 2002 as compared to 2 percent for the first quarter of the prior fiscal year. Actual spending increased by 52 percent, or $100,000. The increase was primarily due to increased personnel costs and higher prototyping expenses at the Company's multipurpose room and healthcare seating operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $63,000 for the first quarter of fiscal 2002. First quarter interest income was $70,000, an increase of $49,000 from the first quarter of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. The Company incurred no interest expense for the first quarter of fiscal 2002 as compared to $5,000 in the prior year's first quarter.

     NET INCOME FROM CONTINUING OPERATIONS. For the reasons stated above, the Company's fiscal 2002 first quarter net income from continuing operations of $1,275,000 increased $26,000 over the first quarter net income from continuing operations in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $6.78 million at June 30, 2001 as compared to $4.86 million at March 31, 2001. The increase in cash and cash equivalents was due primarily to cash provided by operating activities ($2.99 million) and net proceeds related to the exercise of stock options ($0.13 million). This increase was partially offset by the net purchase of available-for-sale securities ($0.68 million) and purchases of property and equipment ($0.53 million).

     Historically, the Company has financed its growth primarily through cash flow from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.66 million. As of June 30, 2001, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of June 30, 2001, the Company was in full compliance with the loan covenants related to the Broda Enterprises credit facility. The Company's liquidity is partially dependent upon the availability of its credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. However, the Company's working capital requirements have significantly increased because of the DO Group acquisition and losses in the DO Group and CenterCore operations, and may further increase as a result of continuing losses in its DO Group and CenterCore subsidiaries and additional capital investment. No assurances are given as to the sufficiency of the Company's working capital to support the Company's operations particularly in light of current problems in the DO Group and CenterCore operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 2001, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $0.8 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at June 30, 2001 include current liabilities of $5.52 million to be repaid from funds generated from operations. Current liabilities consist of $2.36 million in accounts payable, $1.24 million in accrued payroll, $1.91 million in accrued expenses, $0.01 million in other accruals. The Company has also entered into a lease agreement with a related party for its Orem production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $14,000 Canadian (approximately US $9,000) per month through August 2002. The Company also leases a facility in Elkhart, Indiana, for which the Company entered into a five year lease agreement on April 1, 1997 with monthly payments of $11,800.

     In February 2001, the Company retained McDonald Investments Inc., A KeyCorp Company to assist it in exploring strategic alternatives for the Company. The process yielded offers in the $11 to $12 per share range for the Company. On August 1, 2001, the Company announced that it had formally rejected offers to purchase the core units of MITY. The offers required the Company to have approximately $15 million in cash and cash equivalents at the time of closing. This cash requirement, which would result from cash generated from operations and proceeds from selling DO Group and CenterCore, effectively reduced the offer price to $8 to $9 per share, prices the board deemed too low. The Board concluded the low valuations were primarily a result of little value given to real estate and future tax benefits, tightening credit markets, a soft merger and acquisition market, a slowing furniture industry, and internal uncertainty created by the CenterCore and DO Group operations. After very careful consideration of the information assembled by McDonald Investments, terms of the offers, the macroeconomic environment, current conditions in the industry, and various other factors, MITY's Board of Directors unanimously decided to decline the offers.


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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing processes, the planned exit and sell of DO Group and CenterCore, and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) references to an expanding base of new customers and increasing sales to existing customers related to the Company's multipurpose room furniture operations; (ii) references to current and future growth in the Company's multipurpose room operations being largely dependent upon the Company's ability to successfully introduce and market new product lines; (iii) references to the current and future growth and development of Broda being largely dependent on expanding market share and introducing new products; (iv) statements relating to the Company's plan to exit and sell the assets of the DO Group and CenterCore subsidiaries and the Company's expectation that it will be able to effect such exit before the end of the current fiscal year; (v) statements related to the estimated loss accrued for the quarter ended June 30, 2001 for DO Group and CenterCore; (vi) statements relating to the Company's beliefs that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months; (vii) the Company's anticipation that it may access the Company's line of credit from time to time to meet the cash flow requirements for the business as a whole; (viii) the Company's anticipation that substantial investment of capital and management resources will be required to improve DO Group and CenterCore's operations regardless of the strategic alternatives explored or pursued by the Company; (ix) statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; and (x) statements related to anticipated capital expenditures.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) the Company's ability to exit and sell the assets of CenterCore and DO Group in a timely manner and limit losses in those quarters to the amounts estimated and find buyers for the assets of such operations on acceptable terms; (b) the Company's inability to fund continuing losses at DO Group and CenterCore; (c) loss of important customer contracts; (d) limited management and key employee resources; (e) declines in sales volumes and profit margins in the Company's core businesses;
(f) lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and Broda operations, adverse economic or business conditions, particularly in the furniture industry, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets; (g) management's ability to manage effectively the Company's growth; (h) the Company's ability to expand successfully into new markets such as in the healthcare seating and seating accessories markets; (i) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith; (j) increased competition in the Company's existing and future markets; (k) the market's acceptance of products currently being developed by the Company; (l) the Company's ability to maintain relatively low cost labor rates in a period of lower unemployment; (m) the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
(n) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason; (o) the Company's ability to refine and enhance the quality and productivity of its manufacturing process and build its new manufacturing facility on a cost effective and timely basis; (p) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices; (q) the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company and effectively integrate such acquisitions into the Company's operations; (r) the Company's ability to retain and maintain relationships with key customers; and (s) the continued availability of the Company's line of credit and the Company's inability to raise capital, if needed.

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

                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of the shareholders of MITY Enterprises, Inc. was held on August 7, 2001. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar, C. Lewis Wilson, and Hal B. Heaton were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                                  Shares           Shares        Shares
                               Voted in Favor     Withheld      Not Voted
Gregory L. Wilson                4,896,359         11,677        200,802
Ralph E. Crump                   4,895,679         12,357        200,802
Peter Najar                      4,896,879         11,157        200,802
C. Lewis Wilson                  4,896,579         11,457        200,802
Hal B. Heaton                    4,894,809         13,227        200,802


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                11.1  Computation of Net Income (Loss) per Share

         (b)  Reports on Form 8-K
                On June 1, 2001 the Company filed a current report on Form 8-K announcing its financial results for the fourth fiscal quarter and fiscal year 2001.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: August 9, 2001                    /s/ Gregory L. Wilson
                                        -------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: August 9, 2001                    /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)