Form 10-Q
period 2001-09-30
MITY ENTERPRISES INC
filed 2001-11-08
CIK 921030

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

           For the quarterly period ended September 30, 2001

                                      or

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

     There were 5,104,282 shares of the registrant's Common Stock, par value $.01 per share, outstanding on November 5, 2001.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                SEPTEMBER 30,      MARCH 31,
ASSETS                                              2001             2001
                                                ------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . .     $ 5,586,000      $ 4,857,000
  Available-for-sale securities. . . . . . .       4,943,000        1,180,000
  Accounts receivable, less allowances of
    $320,000 at September 30, 2001 and
    $302,000 at March 31, 2001 . . . . . . .       4,817,000        4,860,000
  Inventories. . . . . . . . . . . . . . . .       1,477,000        1,525,000
  Prepaid expenses and other current assets.         471,000        1,244,000
  Deferred income taxes, current . . . . . .       3,307,000        1,698,000
  Net current assets of discontinued
    operations . . . . . . . . . . . . . . .       2,291,000        5,754,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      22,892,000       21,118,000
Property and equipment, net. . . . . . . . .       6,484,000        6,207,000
Deferred income taxes. . . . . . . . . . . .         435,000          590,000
Intangible assets, net . . . . . . . . . . .         971,000        1,010,000
Net noncurrent assets of discontinued
  operations . . . . . . . . . . . . . . . .       1,302,000        3,362,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $32,084,000      $32,287,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . .     $ 2,086,000        2,420,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . .       3,588,000        2,398,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       5,674,000        4,818,000

COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 5,104,282 at Sept. 30,
      2001 and 5,083,796 at March 31, 2001 .          51,000           51,000
    Additional paid-in capital . . . . . . .      11,829,000       11,686,000
    Retained earnings. . . . . . . . . . . .      14,579,000       15,796,000
    Accumulated other comprehensive loss . .         (49,000)         (64,000)
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      26,410,000       27,469,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $32,084,000      $32,287,000
                                                ============     ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2001           2000
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $10,132,000    $10,815,000
Cost of products sold . . . . . . . . . . . . . .    6,060,000      6,625,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,072,000      4,190,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,629,000      1,692,000
  General and administrative. . . . . . . . . . .      503,000        451,000
  Research and development. . . . . . . . . . . .      305,000        247,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,437,000      2,390,000
                                                  ------------   ------------
Income from continuing operations . . . . . . . .    1,635,000      1,800,000
Other income (expense):
  Interest expense. . . . . . . . . . . . . . . .         --          (17,000)
  Interest income . . . . . . . . . . . . . . . .       93,000          3,000
  Other . . . . . . . . . . . . . . . . . . . . .       34,000         (1,000)
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .      127,000        (15,000)
                                                  ------------   ------------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    1,762,000      1,785,000
Income tax expense. . . . . . . . . . . . . . . .      675,000        679,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    1,087,000      1,106,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $750,000 for the
    period ended September 30, 2000). . . . . . .         --       (1,224,000)
                                                  ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .  $ 1,087,000    $  (118,000)
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.21    $      0.22
Basic loss per share from discontinued operations         --            (0.24)
                                                  ------------   ------------
Basic earnings (loss) per share . . . . . . . . .  $      0.21    $     (0.02)
                                                  ============   ============
Weighted average number of common shares - basic.    5,104,282      5,074,039
                                                  ============   ============

Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.21    $      0.21
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .         --            (0.23)
                                                  ------------   ------------
Diluted earnings (loss) per share . . . . . . . .  $      0.21    $     (0.02)
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    5,221,120      5,213,106
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                            MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2001           2000
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $21,182,000    $21,746,000
Cost of products sold . . . . . . . . . . . . . .   12,487,000     13,312,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    8,695,000      8,434,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    3,375,000      3,265,000
  General and administrative. . . . . . . . . . .    1,072,000        934,000
  Research and development. . . . . . . . . . . .      597,000        439,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    5,044,000      4,638,000
                                                  ------------   ------------
Income from continuing operations . . . . . . . .    3,651,000      3,796,000
Other income (expense):
  Interest expense. . . . . . . . . . . . . . . .         --          (22,000)
  Interest income . . . . . . . . . . . . . . . .      163,000         24,000
  Other . . . . . . . . . . . . . . . . . . . . .       27,000          8,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .      190,000         10,000
                                                  ------------   ------------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    3,841,000      3,806,000
Income tax expense. . . . . . . . . . . . . . . .    1,479,000      1,451,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    2,362,000      2,355,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $166,000 and
    $1,251,000 for the periods ended September
    30, 2001 and 2000). . . . . . . . . . . . . .     (271,000)    (2,042,000)
  Estimated loss on disposal (net of applicable
    income taxes of $1,545,000) . . . . . . . . .   (3,256,000)          --
                                                  ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .  $(1,165,000)   $   313,000
                                                  ============   ============

Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.46    $      0.46
Basic loss per share from discontinued operations        (0.05)         (0.40)
Basic loss per share on disposal of
    discontinued operations . . . . . . . . . . .        (0.64)          --
                                                  ------------   ------------
Basic earnings (loss) per share . . . . . . . . .  $     (0.23)   $      0.06
                                                  ============   ============
Weighted average number of common shares - basic.    5,106,560      5,072,103
                                                  ============   ============
Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.45    $      0.45
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .        (0.05)         (0.39)
Diluted loss per share on disposal of
    discontinued operations . . . . . . . . . . .        (0.62)          --
                                                  ------------   ------------
Diluted earnings (loss) per share . . . . . . . .  $     (0.22)   $      0.06
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    5,224,747      5,252,452
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2001           2000
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .   $(1,165,000)   $   313,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net loss from discontinued operations. . . .     3,527,000      2,042,000
    Depreciation and amortization. . . . . . . .       575,000        469,000
    Deferred tax benefit . . . . . . . . . . . .    (1,453,000)       (35,000)
    Gain on disposal of equipment. . . . . . . .          --           (1,000)
    Tax benefit from exercise of stock options .          --          633,000
    Changes in assets and liabilities (net of
     effects from purchase of DO Group):
      Accounts receivable. . . . . . . . . . . .        44,000     (1,180,000)
      Inventories. . . . . . . . . . . . . . . .        48,000       (108,000)
      Prepaid expenses and other current assets        773,000       (304,000)
      Accounts payable . . . . . . . . . . . . .      (333,000)    (1,384,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .     1,191,000     (1,620,000)
                                                  ------------   ------------
Net cash provided by (used in) continuing
  operations . . . . . . . . . . . . . . . . . .     3,207,000     (1,175,000)
Net cash provided by (used in) discontinued
  operations . . . . . . . . . . . . . . . . . .     1,995,000       (607,000)
                                                  ------------   ------------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . .     5,202,000     (1,782,000)
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (6,204,000)          --
Sales of available-for-sale securities . . . . .     2,459,000           --
Proceeds from sales of property & equipment. . .          --            2,000
Decrease in note receivable from affiliate . . .          --            8,000
Purchases of property and equipment. . . . . . .      (814,000)    (1,470,000)
Purchase of DO Group, (net of cash acquired) . .          --       (2,127,000)
                                                  ------------   ------------
Net cash used in continuing operations . . . . .    (4,559,000)    (3,587,000)
Net cash used in discontinued operations . . . .           -          (66,000)
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (4,559,000)    (3,653,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .       166,000      2,353,000
Purchase and retirement of common stock. . . . .       (74,000)      (449,000)
Increase in bank line of credit. . . . . . . . .          --          735,000
                                                  ------------   ------------
Net cash provided by continuing operations . . .        92,000      2,639,000
Net cash used in discontinued operations . . . .           -       (2,563,000)
                                                  ------------   ------------
Net cash provided by financing activities. . . .        92,000         76,000
                                                  ------------   ------------

Effect of exchange rate changes on cash. . . . .        (6,000)        (1,000)
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .       729,000     (5,360,000)
Cash and cash equivalents at beginning of period     4,857,000      6,141,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 5,586,000    $   781,000
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                  SIX MONTHS ENDED SEPT. 30,
                                                    2001             2000
                                                ------------     ------------
Cash paid during the period for
  income taxes                                  $ 263,000        $  962,000

Cash paid during the period for interest              --             19,000



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

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and six months ended September 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2002.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2001. Certain amounts in prior period financial statements have been reclassified to conform with current period presentations including the reclassification of discontinued operations as discussed in footnote 7.


2.  INVENTORIES

     Inventories consisted of the following (excluding discontinued operations):

                                                SEPTEMBER 30,      MARCH 31,
                                                    2001             2001
                                                ------------     ------------

               Materials and supplies . . . .    $   906,000      $   924,000
               Work-in-progress . . . . . . .        219,000          169,000
               Finished goods . . . . . . . .        352,000          432,000
                                                ------------     ------------
                                                 $ 1,477,000      $ 1,525,000
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

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is not anticipated to have a material effect on the Company's financial results. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company intends to adopt the provisions of SFAS No. 142 during the Company's fiscal year 2003. The impact of this pronouncement on the Company's financial results is currently being evaluated.


4.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the six months ended September 30, 2001, comprehensive income exceeded net income by $15,000 related to a $17,000 unrealized gain on available-for-sale securities and a $2,000 foreign currency translation loss. For the six months ended September 30, 2000, net income exceeded comprehensive income by $74,000 related to foreign currency translation losses.

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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the six months ended September 30, 2001 and 2000 is as follows:

                                                  SIX MONTHS ENDED SEPT. 30,
                                                    2001             2000
                                                 -----------      -----------
Net sales:
  Multipurpose room furniture                    $18,848,000      $19,643,000
  Healthcare seating                               2,334,000        2,103,000
                                                 -----------      -----------
                                                 $21,182,000      $21,746,000
                                                 ===========      ===========
Income from continuing operations:
  Multipurpose room furniture                    $ 3,129,000      $ 3,380,000
  Healthcare seating                                 522,000          416,000
                                                 -----------      -----------
                                                 $ 3,651,000      $ 3,796,000
                                                 ===========      ===========
Depreciation and amortization expense:
  Multipurpose room furniture                    $   495,000      $   384,000
  Healthcare seating                                  80,000           85,000
                                                 -----------      -----------
                                                 $   575,000      $   469,000
                                                 ===========      ===========
Capital expenditures, net:
  Multipurpose room furniture                    $   792,000      $ 1,427,000
  Healthcare seating                                  22,000           43,000
                                                 -----------      -----------
                                                 $   814,000      $ 1,470,000
                                                 ===========      ===========

                                                SEPTEMBER 30,      MARCH 31,
                                                    2001             2001
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture                    $25,700,000      $20,456,000
  Healthcare seating                               2,791,000        2,715,000
  Discontinued operations (Specialty office
    seating and systems segment)                   3,593,000        9,116,000
                                                 -----------      -----------
                                                 $32,084,000      $32,287,000
                                                 ===========      ===========

6.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and six months ended September 30, 2001 and 2000 respectively.
                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                                2001        2000          2001        2000
                             ----------  ----------   -----------  ----------
Net income from continuing
 operations . . . . . . . . $ 1,087,000  $1,106,000  $ 2,362,000  $ 2,355,000
Discontinued operations:
 Net loss from discontinued
  operations. . . . . . . .        --    (1,224,000)    (271,000)  (2,042,000)
 Estimated loss on disposal        --          --     (3,256,000)        --
                             ----------  ----------   ----------   ----------
Net income (loss) as
 reported . . . . . . . . . $ 1,087,000  $ (118,000) $(1,165,000) $   313,000
                            ===========  ==========   ===========  ==========
BASIC:
 Weighted average number of
  common shares outstanding . 5,104,282   5,074,039    5,106,560    5,072,103
                            ===========  ==========  ===========  ===========
 Basic net income per share
  from continuing operations    $ 0.21        $0.22       $ 0.46        $0.46
 Basic net loss per share
  from discontinued
  operations. . . . . . . . .      --         (0.24)       (0.05)       (0.40)
 Basic net loss per share on
  disposal of discontinued
  operations. . . . . . . . .      --           -          (0.64)        --
                             ----------  ----------  -----------   ----------
 Basic net income (loss) per
  share . . . . . . . . . . .    $ 0.21      $(0.02)      $(0.23)      $ 0.06
                            ===========  ==========  ===========  ===========
DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding   5,104,282   5,074,039    5,106,560    5,072,103
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .   116,838     139,067      118,187      180,349
                             ----------  ----------  -----------   ----------
   Shares used in the
    computation . . . . . . . 5,221,120   5,213,106    5,224,747    5,252,452
                             ==========  ==========  ===========  ===========

 Diluted net income per share
  from continuing operations.    $ 0.21       $0.21       $ 0.45        $0.45
 Diluted net loss per share
  from discontinued operations      --        (0.23)       (0.05)       (0.39)
 Diluted net loss per share on
  disposal of discontinued
  operations. . . . . . . . .       --         --          (0.62)        --
                             ----------  ----------  -----------   ----------
 Diluted net income (loss) per
  share . . . . . . . . . . .    $ 0.21      $(0.02)      $(0.22)      $ 0.06
                             ==========  ==========  ===========  ===========


7.  DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT

     The CenterCore and DO Group operations, particularly the office systems operations located in Marked Tree, Arkansas, have experienced various operational challenges. Material and labor costs have each increased as a percent of sales. Overhead costs have also increased both as a percentage of sales and in the aggregate. The average sales prices of the Company's products have declined during the prior fiscal year as a result of discounting on a few large orders and offering some limited customer service discounts.
In addition, there were delays in implementing management information systems to fully support the operations. The operational inefficiencies, information system problems, and their related costs significantly and adversely impacted the Company's gross margin and customer service levels and eroded the DO Group and CenterCore sales base. Because of these problems, DO Group's and CenterCore's sales declined and cumulative losses grew.

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems.
The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continued to sustain losses. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. During the quarter ended June 30, 2001, the Company developed a plan for exiting the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses. The Company anticipates that this exit will be completed during the current fiscal year.

     As a result of these actions and in accordance with Accounting Principles
Board Opinion No. 30, Reporting the Results of Operations   Reporting the
Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. For the quarter ended September 30, 2001, the estimated operating income, net of applicable taxes, for the discontinued segment was $127,000. The actual operating income, net of applicable taxes, for the same period was $240,000, or $113,000 higher than estimated. These results are not necessarily indicative of what can be expected for the periods prior to full disposal of the segment. Actual losses may be greater than those estimated.

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

    On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, requires monthly payments of interest only from November 2001 through January 2002 and monthly principal and interest payments beginning in February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes will be discounted using a 20% interest rate and will be valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company will establish a reserve for the entire notes receivable balance.

     Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:

                                     SEPT. 30,         MARCH 31,
                                       2001              2001
                                    ----------        ----------
CURRENT ASSETS:
   Accounts receivable              $1,949,000        $3,211,000
   Inventories                         342,000         2,375,000
   Prepaid expenses and other
      current assets                      --             168,000
                                    ----------        ----------
Total current assets                $2,291,000        $5,754,000
                                    ==========        ==========
NON-CURRENT ASSETS:
   Property and equipment, net      $1,302,000        $2,145,000
   Intangible assets, net                 --           1,217,000
                                    ----------        ----------
Total non-current assets            $1,302,000        $3,362,000
                                    ==========        ==========

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's current product lines consist of multipurpose room furniture and healthcare seating.

     The Company's multipurpose room furniture is marketed under the Mity-Lite trade name. It consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. The stacking chairs are marketed under the MityTuff(R), 0ityStack(TM), and MityHost(TM) trade names. Some of these chairs are distributed by Mity-Lite under original equipment manufacturer (OEM) arrangements with other chair manufacturers, while others are manufactured and/or assembled in the Company's Orem, Utah facility. In November 1999, the Company introduced a new line of folding chairs. This chair line is manufactured in-house and is marketed under the SwiftSet(TM) trade name. In the fall of 2000, the Company introduced a new line of lightweight, durable lecterns under the Summit Lectern(TM) trade name. Historically, Mity-Lite's growth has come from an expanding base of new customers, from increasing sales to existing customers in this segment of the business and from broadening its product line. The multipurpose room operation's current and future growth is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as tables, chairs, staging, flooring, partitions, risers and bench seating and its ability to continue increasing its market penetration into existing markets.

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

     On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments. Product manufacturing was consolidated with DO Group, Inc., a partially owned subsidiary of the Company. Effective April 1, 2000, the Company acquired the remaining 50.1 percent equity interest in DO Group, making DO Group a wholly-owned subsidiary of the Company. DO Group, which was headquartered in Elkhart, Indiana, manufactured specialty office seating and office panel systems. DO Group marketed its products under the Domore(TM), Corel(TM), JG(TM) and DO3(TM) trade names and had manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

     The CenterCore and DO Group operations, particularly the office systems operations located in Marked Tree, Arkansas, have experienced various operational challenges. Material and labor costs have each increased as a percent of sales. Overhead costs have also increased both as a percentage of sales and in the aggregate. The average sales prices of the Company's products have declined during the prior fiscal year as a result of discounting on a few large orders and offering some limited customer service discounts.
In addition, there were delays in implementing management information systems to fully support the operations. The operational inefficiencies, information system problems, and their related costs significantly and adversely impacted the Company's gross margin and customer service levels and eroded the DO Group and CenterCore sales base. Because of these problems, DO Group's and CenterCore's sales declined and cumulative losses grew.

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems.
The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continued to sustain losses. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. During the quarter ended June 30, 2001, the Company developed a plan for exiting the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses. The Company anticipates that this exit will be completed during the current fiscal year.

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

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

     On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, requires monthly payments of interest only from November 2001 through January 2002 and monthly principal and interest payments beginning in February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes will be discounted using a 20% interest rate and will be valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company will establish a reserve for the entire notes receivable balance.


COMPARISON OF CONTINUING OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET SALES. The Company's second quarter fiscal 2002 net sales of $10,132,000 were down 6 percent as compared with the second quarter net sales in the prior fiscal year. For the quarter ended September 30, 2001, the decrease reflects sales declines, as compared to the quarter ended September 30, 2000, of 7 percent in the Company's healthcare chair operations and declining sales of 6 percent in the Company's multipurpose room operations. The Company's total international sales represented 11 percent of net sales for the quarter ended September 30, 2001 as compared to 10 percent in the second quarter of fiscal 2001. The Company attributes most of the decline to softening economic conditions and increasing competition in its multipurpose room operations.

     For the six months ended September 30, 2001, the Company's net sales of $21,182,000 represented a decrease of 3 percent over the same period in the prior fiscal year. For the six months ended September 30, 2001, the decrease reflects sales declines, as compared to the first six months of fiscal 2001, of 4 percent in the Company's multipurpose room operations partially offset by increasing sales of 11 percent in the Company's healthcare chair operations. The Company's total international sales represented 12 percent of net sales for the six months ended September 30, 2001 as compared to 11 percent in the same period of fiscal 2001.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended September 30, 2001 increased by 1 percentage point over the same quarter in the prior fiscal year to 40 percent. This increase was due to lower material costs at the Company's multipurpose room furniture operation partially offset by higher labor and overhead costs as a percent of sales.
The increase was partially offset by a lower gross margin at the Company's healthcare seating operations due to higher labor costs as a percentage of sales.

     Gross profit as a percentage of net sales in the six month period ended September 30, 2001 increased by 2 percentage points over the same period in the prior fiscal year to 41 percent. This increase was due to lower material costs and a higher average selling price related to the Company's multipurpose room table operations. The Company also realized improved material utilizations at the Company's healthcare seating operation.

     SELLING EXPENSES. Selling expenses were 16 percent of net sales in the second quarter of fiscal 2002 as compared to 16 percent for the second quarter of the prior fiscal year. Actual expenses decreased by $63,000 or 4 percent. Multipurpose room furniture selling costs decreased by $61,000 over the prior fiscal year. This decrease resulted from lower costs for advertising and trade shows. These costs were partially offset by higher costs for fringe benefits and sales literature.

     Selling expenses were 16 percent of net sales in the six months ended September 30, 2001 as compared to 15 percent for the same period of the prior fiscal year. Actual expenses increased by $110,000 or 3 percent.
Multipurpose room furniture selling costs increased by $52,000 over the prior fiscal year. This increase resulted from higher costs for new sales representatives and support staff, and higher literature expenditures. These costs were partially offset by lower commission costs. The Company's healthcare seating selling costs increased by $58,000 over the prior fiscal year. This increase resulted from higher costs for salaries, commissions, and training, partially offset by lower travel expenditures.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 5 percent of net sales for the second quarter of fiscal 2002 as compared to 4 percent for the second quarter of the prior fiscal year. Actual spending increased by 12 percent, or $52,000. The increase was mainly due to higher personnel costs.

     General and administrative expenses were 5 percent of net sales for the six months ended September 30, 2001, as compared to 4 percent for the same period of the prior fiscal year. Actual spending increased by 15 percent, or $138,000. The increase was mainly due to higher personnel costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the second quarter of fiscal 2002 as compared to 2 percent for the second quarter of the prior fiscal year. Actual spending increased by 23 percent, or $58,000. The increase was primarily due to increased personnel costs at the Company's multipurpose room and healthcare seating operations.

     Research and development expenses were 3 percent of net sales for the six months ended September 30, 2001, as compared to 2 percent for the same period of the prior fiscal year. Actual spending increased by 36 percent, or $158,000. The increase was primarily due to increased personnel costs and higher legal expenses at the Company's multipurpose room and healthcare seating operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $127,000 for the second quarter of fiscal 2002. Second quarter interest income was $93,000, an increase of $90,000 from the second quarter of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. The Company incurred no interest expense for the second quarter of fiscal 2002 as compared to $17,000 in the prior year's second quarter. Other income, which totaled $34,000 for the current quarter, resulted mainly from realized foreign currency gains.

     Other income and expense netted to $190,000 for the six months ended September 30, 2001. Six month interest income was $163,000, an increase of $139,000 from the same period of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. The Company incurred no interest expense for the six months ended September 30, 2001 as compared to $22,000 in the same period in the prior fiscal year.

     NET INCOME FROM CONTINUING OPERATIONS. For the reasons stated above, the Company's fiscal 2002 second quarter net income from continuing operations of $1,087,000 decreased $19,000 over the second quarter net income from continuing operations in the prior fiscal year. The Company's net income of $2,362,000 for the six month period ended September 30, 2001 increased $7,000 over the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $5.59 million at September 30, 2001 as compared to $4.86 million at March 31, 2001. The increase in cash and cash equivalents was due primarily to cash provided by operating activities ($5.20 million) and net proceeds related to the exercise of stock options ($0.17 million). This increase was partially offset by the net purchase of available-for-sale securities ($3.75 million), purchases of property and equipment ($0.81 million), and the purchase and retirement of common stock ($0.07 million).

     Historically, the Company has financed its growth primarily through cash flow from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.66 million. As of September 30, 2001, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of September 30, 2001, the Company was in full compliance with the loan covenants related to the Broda Enterprises credit facility. The Company's liquidity is partially dependent upon the availability of its credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances are given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 2001, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $0.63 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at September 30, 2001 include current liabilities of $5.67 million to be repaid from funds generated from operations. Current liabilities consist of $2.09 million in accounts payable, $1.37 million in accrued payroll, $1.96 million in accrued expenses, $0.25 million in other accruals. The Company has also entered into a lease agreement with a related party for its Orem production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $14,000 Canadian (approximately US $9,000) per month through August 2002. The Company also leases a facility in Elkhart, Indiana, for which the Company entered into a five year lease agreement on April 1, 1997 with monthly payments of $11,800. This lease expires in March 2002.

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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, manufacturing processes, the planned exit and sale of DO Group and CenterCore, and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) references to the historical growth coming from an expanding base of new customers and increasing sales to existing customers related to the Company's multipurpose room furniture operations; (ii) references to current and future growth in the Company's multipurpose room operations being largely dependent upon the Company's ability to successfully introduce and market new product lines;
(iii) references to the current and future growth and development of Broda being largely dependent on expanding market share and introducing new products; (iv) statements relating to the Company's plan to exit and sell the assets of the DO Group and CenterCore subsidiaries and the Company's expectation that it will be able to effect such exit before the end of the current fiscal year; (v) statements related to the estimated loss accrued for the quarter ended June 30, 2001 for DO Group and CenterCore; (vi) statements relating to the Company's beliefs that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months; (vii) statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; and (viii) statements related to anticipated capital expenditures.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) the Company's inability for any reason to exit and sell the assets of CenterCore and DO Group in a timely manner and limit losses in those quarters to the amounts estimated and find buyers for the assets of such operations on acceptable terms; (b) the Company's inability to fund continuing losses at DO Group and CenterCore; (c) loss of important customer contracts; (d) limited management and key employee resources; (e) declines in sales volumes and profit margins in the Company's core businesses; (f) lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and Broda operations, adverse economic or business conditions, particularly in the furniture industry, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets; (g) management's inability for any reason to manage effectively the Company's growth; (h) the Company's inability for any reason to expand successfully into new markets such as in the healthcare seating and seating accessories markets;
(i) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith; (j) increased competition in the Company's existing and future markets; (k) the market's acceptance of products currently being developed by the Company; (l) the Company's ability to maintain relatively low cost labor rates; (m) the Company's ability to source a sufficient volume of acceptable raw materials at current prices; (n) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason; (o) the Company's ability to refine and enhance the quality and productivity of its manufacturing process; (p) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices; (q) the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;
(r) the Company's ability to retain and maintain relationships with key customers; and (s) the continued availability of the Company's line of credit and the Company's ability to raise capital, if needed.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                11.1  Computation of Net Income (Loss) per Share

         (b)  Reports on Form 8-K

                On August 9, 2001 the Company filed a current report on Form 8-K announcing its financial results for the first fiscal quarter of fiscal year 2002.

                On September 17, 2001 the Company filed a current report on Form 8-K expressing sorrow at recent world events and stating that the Company was unable to project the effects on the business.

                On September 24, 2001 the Company filed a current report on Form 8-K announcing the board of directors' approval of a stock repurchase.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: November 7, 2001                  /s/ Gregory L. Wilson
                                        -------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: November 7, 2001                  /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)