Form 10-Q
period 2001-12-31
MITY ENTERPRISES INC
filed 2002-02-06
CIK 921030

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

           For the quarterly period ended December 31, 2001

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to


                        Commission file number 0-23898
          -----------------------------------------------------------


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

     There were 5,072,983 shares of the registrant's Common Stock, par value $.01 per share, outstanding on February 5, 2001.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                DECEMBER 31,       MARCH 31,
                                                    2001             2001
ASSETS                                          ------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . .     $ 8,723,000      $ 4,857,000
  Available-for-sale securities. . . . . . .       4,664,000        1,180,000
  Accounts receivable, less allowances of
    $427,000 at December 31, 2001 and
    $302,000 at March 31, 2001 . . . . . . .       4,371,000        4,860,000
  Inventories. . . . . . . . . . . . . . . .       1,430,000        1,525,000
  Prepaid expenses and other current assets.         532,000        1,244,000
  Deferred income taxes, current . . . . . .       2,934,000        1,698,000
  Net current assets of discontinued
    operations . . . . . . . . . . . . . . .       1,389,000        5,754,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . .      24,043,000       21,118,000
Property and equipment, net. . . . . . . . .       6,390,000        6,207,000
Deferred income taxes. . . . . . . . . . . .         601,000          590,000
Intangible assets, net . . . . . . . . . . .         948,000        1,010,000
Note receivable. . . . . . . . . . . . . . .         250,000             --
Net noncurrent assets of discontinued
  operations . . . . . . . . . . . . . . . .       1,048,000        3,362,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . .     $33,280,000      $32,287,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . .     $ 1,646,000        2,420,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . .       4,442,000        2,398,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . .       6,088,000        4,818,000

COMMITMENTS AND CONTINGENCIES. . . . . . . .            --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . .            --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 5,071,033 at December 31,
      2001 and 5,083,796 at March 31, 2001 .          51,000           51,000
    Additional paid-in capital . . . . . . .      11,873,000       11,686,000
    Retained earnings. . . . . . . . . . . .      15,351,000       15,796,000
    Accumulated other comprehensive loss . .         (83,000)         (64,000)
                                                ------------     ------------
  Total stockholders' equity . . . . . . . .      27,192,000       27,469,000
                                                ------------     ------------
Total liabilities and stockholders' equity .     $33,280,000      $32,287,000
                                                ============     ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                  THREE MONTHS ENDED DEC. 31,
                                                      2001           2000
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $10,094,000    $ 9,321,000
Cost of products sold . . . . . . . . . . . . . .    5,963,000      5,549,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,131,000      3,772,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,597,000      1,605,000
  General and administrative. . . . . . . . . . .      529,000        441,000
  Research and development. . . . . . . . . . . .      291,000        194,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,417,000      2,240,000
                                                  ------------   ------------
Income from continuing operations . . . . . . . .    1,714,000      1,532,000
Other income (expense):
  Interest expense. . . . . . . . . . . . . . . .         --           (2,000)
  Interest income . . . . . . . . . . . . . . . .       96,000         12,000
  Other . . . . . . . . . . . . . . . . . . . . .        2,000         (1,000)
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .       98,000          9,000
                                                  ------------   ------------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    1,812,000      1,541,000
Income tax expense. . . . . . . . . . . . . . . .      704,000        588,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    1,108,000        953,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $882,000 for the
    period ended December 31, 2000) . . . . . . .         --       (1,439,000)
                                                  ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .  $ 1,108,000    $  (486,000)
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.22    $      0.19
Basic loss per share from discontinued operations         --            (0.29)
                                                  ------------   ------------
Basic earnings (loss) per share . . . . . . . . .  $      0.22    $     (0.10)
                                                  ============   ============
Weighted average number of common shares - basic.    5,071,033      5,077,823
                                                  ============   ============

Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.21    $      0.19
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .         --            (0.28)
                                                  ------------   ------------
Diluted earnings (loss) per share . . . . . . . .  $      0.21    $     (0.09)
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    5,176,340      5,170,267
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2001           2000
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $31,276,000    $31,067,000
Cost of products sold . . . . . . . . . . . . . .   18,450,000     18,861,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .   12,826,000     12,206,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    4,972,000      4,870,000
  General and administrative. . . . . . . . . . .    1,601,000      1,375,000
  Research and development. . . . . . . . . . . .      888,000        633,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    7,461,000      6,878,000
                                                  ------------   ------------
Income from continuing operations . . . . . . . .    5,365,000      5,328,000
Other income (expense):
  Interest expense. . . . . . . . . . . . . . . .         --          (24,000)
  Interest income . . . . . . . . . . . . . . . .      259,000         36,000
  Other . . . . . . . . . . . . . . . . . . . . .       29,000          7,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .      288,000         19,000
                                                  ------------   ------------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    5,653,000      5,347,000
Income tax expense. . . . . . . . . . . . . . . .    2,183,000      2,039,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    3,470,000      3,308,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $166,000 and
    $2,134,000 for the periods ended December
    31, 2001 and 2000). . . . . . . . . . . . . .     (271,000)    (3,481,000)
  Estimated loss on disposal (net of applicable
    income taxes of $1,545,000) . . . . . . . . .   (3,256,000)          --
                                                  ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .  $   (57,000)   $  (173,000)
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.68    $      0.65
Basic loss per share from discontinued operations        (0.05)         (0.68)
Basic loss per share on disposal of
    discontinued operations . . . . . . . . . . .        (0.64)          --
                                                  ------------   ------------
Basic earnings (loss) per share . . . . . . . . .  $     (0.01)   $     (0.03)
                                                  ============   ============
Weighted average number of common shares - basic.    5,094,719      5,074,009
                                                  ============   ============
Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.67    $      0.63
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .        (0.05)         (0.66)
Diluted loss per share on disposal of
    discontinued operations . . . . . . . . . . .        (0.63)          --
                                                  ------------   ------------
Diluted earnings (loss) per share . . . . . . . .  $     (0.01)   $     (0.03)
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    5,208,601      5,225,043
                                                  ============   ============
         See accompanying notes to unaudited condensed consolidated financial statements.
                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2001           2000
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .   $   (57,000)   $  (173,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net loss from discontinued operations. . . .     3,527,000      3,481,000
    Depreciation and amortization. . . . . . . .       879,000        711,000
    Deferred tax benefit . . . . . . . . . . . .    (1,247,000)      (630,000)
    Net loss on disposal of equipment. . . . . .         4,000          5,000
    Tax benefit from exercise of stock options .        11,000        633,000
    Changes in assets and liabilities (net of
     effects from purchase of DO Group):
      Accounts receivable. . . . . . . . . . . .       483,000       (314,000)
      Inventories. . . . . . . . . . . . . . . .        91,000       (124,000)
      Prepaid expenses and other current assets.       712,000       (381,000)
      Accounts payable . . . . . . . . . . . . .      (808,000)    (2,146,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .     2,084,000     (1,596,000)
                                                  ------------   ------------
Net cash provided by (used in) continuing
  operations . . . . . . . . . . . . . . . . . .     5,679,000       (534,000)
Net cash provided by discontinued operations . .     3,151,000      2,883,000
                                                  ------------   ------------
Net cash provided by operating activities. . . .     8,830,000      2,349,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (9,700,000)          --
Sales of available-for-sale securities . . . . .     6,216,000           --
Proceeds from sales of property & equipment. . .         4,000          9,000
Decrease (increase) in note receivable . . . . .      (250,000)         8,000
Purchases of property and equipment. . . . . . .    (1,018,000)    (2,095,000)
Purchase of DO Group, (net of cash acquired) . .          --       (2,127,000)
                                                  ------------   ------------
Net cash used in continuing operations . . . . .    (4,748,000)    (4,205,000)
Net cash used in discontinued operations . . . .           -         (134,000)
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (4,748,000)    (4,339,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .       352,000      2,387,000
Purchase and retirement of common stock. . . . .      (564,000)      (449,000)
Decrease in bank line of credit. . . . . . . . .          --         (313,000)
                                                  ------------   ------------
Net cash provided by (used in) continuing
  operations . . . . . . . . . . . . . . . . . .      (212,000)     1,625,000
Net cash used in discontinued operations . . . .           -       (2,563,000)
                                                  ------------   ------------
Net cash used in financing activities. . . . . .      (212,000)      (938,000)
                                                  ------------   ------------

Effect of exchange rate changes on cash. . . . .        (4,000)         1,000
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .     3,866,000     (2,927,000)
Cash and cash equivalents at beginning of period     4,857,000      6,141,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 8,723,000    $ 3,214,000
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                NINE MONTHS ENDED DECEMBER 31,
                                                    2001             2000
                                                ------------     ------------
Cash paid during the period for
  income taxes                                  $1,144,000       $1,102,000

Cash paid during the period for interest              --             24,000



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

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and nine months ended December 31, 2001 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2002.

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


2.  INVENTORIES

     Inventories consisted of the following (excluding discontinued operations):

                                                December 31,      March 31,
                                                    2001             2001
                                                ------------     ------------
               Materials and supplies . . . .    $   920,000      $   924,000
               Work-in-progress . . . . . . .        232,000          169,000
               Finished goods . . . . . . . .        278,000          432,000
                                                ------------     ------------
                                                 $ 1,430,000      $ 1,525,000
                                                ============     ============

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     On July 7, 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 by the Company on April 1, 2001 did not have a significant impact on the Company.

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


4.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the nine months ended December 31, 2001, net income exceeded comprehensive income by $19,000 related to foreign currency translation losses. For the nine months ended December 31, 2000, net income exceeded comprehensive income by $74,000 related to foreign currency translation losses.


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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the nine months ended December 31, 2001 and 2000 is as follows:

                                                NINE MONTHS ENDED DECEMBER 31,
                                                    2001             2000
                                                ------------     ------------
Net sales:
  Multipurpose room furniture                    $27,787,000      $27,863,000
  Healthcare seating                               3,489,000        3,204,000
                                                 -----------      -----------
                                                 $31,276,000      $31,067,000
                                                 ===========      ===========
Income from continuing operations:
  Multipurpose room furniture                    $ 4,583,000      $ 4,656,000
  Healthcare seating                                 782,000          672,000
                                                 -----------      -----------
                                                 $ 5,365,000      $ 5,328,000
                                                 ===========      ===========
Depreciation and amortization expense:
  Multipurpose room furniture                    $   760,000      $   586,000
  Healthcare seating                                 119,000          125,000
                                                 -----------      -----------
                                                 $   879,000      $   711,000
                                                 ===========      ===========
Capital expenditures, net:
  Multipurpose room furniture                    $   936,000      $ 2,019,000
  Healthcare seating                                  82,000           76,000
                                                 -----------      -----------
                                                 $ 1,018,000      $ 2,095,000
                                                 ===========      ===========


                                                DECEMBER 31,       MARCH 31,
                                                    2001             2001
                                                ------------     ------------
Total assets:
  Multipurpose room furniture                    $28,075,000      $20,456,000
  Healthcare seating                               2,768,000        2,715,000
  Discontinued operations (Specialty office
    seating and systems segment)                   2,437,000        9,116,000
                                                 -----------      -----------
                                                 $33,280,000      $32,287,000
                                                 ===========      ===========

6.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and nine months ended December 31, 2001 and 2000 respectively.

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    DECEMBER 31,             DECEMBER 31,
                                  2001       2000         2001        2000
                              ---------- -----------  ----------- -----------
Net income from continuing
 operations . . . . . . . . .$ 1,108,000 $   953,000  $ 3,470,000 $ 3,308,000
Discontinued operations:
 Net loss from discontinued
  operations. . . . . . . . .       --    (1,439,000)    (271,000) (3,481,000)
 Estimated loss on disposal .       --          --     (3,256,000)       --
                             ----------- -----------  ----------- -----------
Net income (loss) as
 reported . . . . . . . . . .$ 1,108,000 $  (486,000) $   (57,000)$  (173,000)
                             =========== ===========  =========== ===========
BASIC:
 Weighted average number of
  common shares outstanding .  5,071,033   5,077,823    5,094,719   5,074,009
                             =========== ===========  =========== ===========
 Basic net income per share
  from continuing operations      $ 0.22       $0.19       $ 0.68       $0.65
 Basic net loss per share
  from discontinued
  operations. . . . . . . . .       --         (0.29)       (0.05)      (0.68)
 Basic net loss per share on
  disposal of discontinued
  operations. . . . . . . . .       --           -          (0.64)       --
                             ----------- -----------  ----------- -----------
 Basic net income (loss) per
  share . . . . . . . . . . .     $ 0.22      $(0.10)      $(0.01)     $(0.03)
                             =========== ===========  =========== ===========

DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  5,071,033   5,077,823    5,094,719   5,074,009
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    105,307      92,444      113,882     151,034
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  5,176,340   5,170,267    5,208,601   5,225,043
                             =========== ===========  =========== ===========
 Diluted net income per share
  from continuing operations.     $ 0.21       $0.19       $ 0.67       $0.63
 Diluted net loss per share
  from discontinued operations      --         (0.28)       (0.05)      (0.66)
 Diluted net loss per share on
  disposal of discontinued
  operations. . . . . . . . .       --          --          (0.63)       --
                             ----------- -----------  ----------- -----------
 Diluted net income (loss) per
  share . . . . . . . . . . .     $ 0.21      $(0.09)      $(0.01)     $(0.03)
                             =========== ===========  =========== ===========

7.  DISCONTINUED OPERATIONS

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

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems.
The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continued to sustain losses. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company including the sale of all or parts of the Company. The Company has since decided not to pursue a sale of the entire Company. However, during the quarter ended June 30, 2001, the Company developed a plan for exiting and selling the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses.

     As a result of these actions and in accordance with Accounting Principles
Board Opinion No. 30, Reporting the Results of Operations   Reporting the
Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. For the quarter ended December 31, 2001, the estimated operating loss, net of applicable taxes, for the discontinued segment was $134,000. The actual operating income, net of applicable taxes, for the same period was $249,000, or $383,000 higher than estimated. Also, for the nine months ended December 31, 2001, the net current assets of discontinued operations has decreased from $5.7 million to $1.4 million as receivables have been collected and segments of the business have been sold. This has resulted in the discontinued operations becoming a major contributor to the growing cash position of the Company. However, these results are not necessarily indicative of what can be expected for the periods prior to full disposal of the segment. Actual losses may be less than or greater than those estimated.

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

    On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, requires monthly payments of interest only from November 2001 through January 2002 and monthly principal and interest payments beginning in February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes will be discounted using a 20% interest rate and will be valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable.

     Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:

                                       DECEMBER 31,        MARCH 31,
                                           2001              2001
                                       -----------        ----------
CURRENT ASSETS:
   Accounts receivable                  $1,267,000        $3,211,000
   Inventories                             122,000         2,375,000
   Prepaid expenses and other
      current assets                          --             168,000
                                        ----------        ----------
Total current assets                    $1,389,000        $5,754,000
                                        ==========        ==========
NON-CURRENT ASSETSS
   Property and equipment, net          $1,048,000        $2,145,000
   Intangible and other assets, net           --           1,217,000
                                        ----------        ----------
Total non-current assets                $1,048,000        $3,362,000
                                        ==========        ==========


8.  NOTE RECEIVABLE

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note in a startup development company. The Company may, at its discretion, invest an additional $750,000 in notes in three increments over the next year. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock. At this time, the Company believes that this $250,000 will be fully realized.

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

     The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's current product lines consist of multipurpose room furniture and healthcare seating.

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture is marketed under the Mity-Lite(R) trade name. It consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the multipurpose room product line. The current and future growth of the multipurpose room furniture operations is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture such as tables, chairs, staging, flooring, partitions, risers and bench seating and its ability to profitably increase its market penetration into existing markets.

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly as it relates to the furniture industry and many of the markets that the Company's multipurpose room operations sell to, has negatively impacted the Company's historical sales growth rates. The events of September 11 have also negatively impacted many of these markets, particularly travel related markets such as the hotel and hospitality, recreational and public assembly markets. Industry experts have predicted a decline in the U.S. office furniture market of 18% for calendar year 2001 and further declines of 9% in calendar year 2002. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced blow-molded tables and expects this pressure to continue. Although the Company's multipurpose room operations have performed better through December 31, 2001 than industry estimates, recently, order rates have softened and the Company anticipates that sales volumes during the quarter ending March 31, 2002 will likely be as much as 20 percent lower compared to the prior year's fourth quarter. The Company anticipates that weakness in furniture demand will continue until overall business conditions improve. The Company has been reducing costs to preserve margins and maintain its ability to generate high levels of positive cash flow. The Company cannot assure that these measures will be successful or that such results will be obtained.

     HEALTHCARE SEATING. The Company's healthcare seating operations were acquired in November 1998. The Company acquired all of the outstanding stock of Broda Enterprises Inc. for $2.0 million. Broda's products are marketed under the Broda(TM) trade name primarily in the Canadian and U.S. markets. Its operations are based in Waterloo, Ontario, Canada. The Company's healthcare seating operation's current and future growth is largely dependent upon increasing its market penetration into existing markets and introducing new product lines of healthcare seating.

     HEALTHCARE SEATING OUTLOOK. The Company believes that the medical industry is less subject to economic pressures compared to the Company's multipurpose room furniture operations. For the quarter ended December 31, 2001, the Company's healthcare seating operations had not been strongly impacted by the downturn in the U.S. economy. However, the medical industry is more subject to changes in its regulatory environment. The Company is not aware of any regulatory changes in the near future that would have a strong impact on this business.

     DISCONTINUED OPERATIONS. On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments. CenterCore's product manufacturing was consolidated with DO Group, Inc., a partially owned subsidiary of the Company. Effective April 1, 2000, the Company acquired the remaining 50.1 percent equity interest in DO Group, making DO Group a wholly-owned subsidiary of the Company. DO Group, which was headquartered in Elkhart, Indiana, manufactured specialty office seating and office panel systems. DO Group marketed its products under the Domore(TM), Corel(TM), JG(TM) and DO3(TM) trade names and had manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas.

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

     Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems.
The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continued to sustain losses. In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company, including the sale of all or parts of the Company. During the quarter ended June 30, 2001, the Company developed a plan for exiting the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses. The Company currently anticipates that this exit will be completed by the end of the first quarter of fiscal 2003.

     As a result of these actions and in accordance with APB 30, the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. For the quarter ended December 31, 2001, the estimated operating loss, net of applicable taxes, for the discontinued segment was $134,000. The actual operating income, net of applicable taxes, for the same period was $249,000, or $383,000 higher than estimated. Also, for the nine months ended December 31, 2001, the net current assets of discontinued operations has decreased from $5.7 million to $1.4 million as receivables have been collected and segments of the business have been sold. This has resulted in the discontinued operations becoming a major contributor to the growing cash position of the Company. However, these results are not necessarily indicative of what can be expected for the periods prior to full disposal of the segment. Actual losses may be less than or greater than those estimated.

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

     On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The book value of these assets at the time of sale was approximately $315,000. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, requires monthly payments of interest only from November 2001 through January 2002 and monthly principal and interest payments beginning in February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes will be discounted using a 20% interest rate and will be valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable.


COMPARISON OF CONTINUING OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     NET SALES. The Company's third quarter fiscal 2002 net sales of $10,094,000 were up 8 percent as compared with the third quarter net sales in the prior fiscal year. For the quarter ended December 31, 2001, the increase reflects sales increases, as compared to the quarter ended December 31, 2000, of 5 percent in the Company's healthcare chair operations and 9 percent in the Company's multipurpose room operations. The Company's total international sales represented 13 percent of net sales for the quarter ended December 31, 2001 as compared to 14 percent in the third quarter of fiscal 2001. The Company attributes most of the increase in sales in the multipurpose room operations to increased chair sales while sales of the Company's multipurpose room tables increased only slightly. The Company expects that its sales of multipurpose room furniture will be lower in the fourth quarter of fiscal 2002 compared to the third quarter of fiscal 2002 and the fourth quarter of fiscal 2001.

     For the nine months ended December 31, 2001, the Company's net sales of $31,276,000 represented an increase of 1 percent over the same period in the prior fiscal year. For the nine months ended December 31, 2001, the increase reflects increasing sales, as compared to the first nine months of fiscal 2001, of 9 percent in the Company's healthcare chair operations. Sales in the Company's multipurpose room operations were flat as compared to the comparative period. The Company's total international sales represented 12 percent of net sales for the nine months ended December 31, 2001 as compared to 11 percent in the same period of fiscal 2001.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended December 31, 2001 increased by 1 percentage point over the same quarter in the prior fiscal year to 41 percent. This increase was due to lower material and freight costs at the Company's multipurpose room furniture operation as well as a higher gross margin at the Company's healthcare seating operations due primarily to lower material costs. This increase was partially offset by higher labor and overhead costs as a percent of sales at the Company's multipurpose room furniture operations.

     Gross profit as a percentage of net sales in the nine month period ended December 31, 2001 increased by 2 percentage points over the same period in the prior fiscal year to 41 percent. This increase was due to lower material costs related to the Company's multipurpose room table operations partially offset by higher overhead costs. The Company also realized improved material costs at the Company's healthcare seating operation.

     SELLING EXPENSES. Selling expenses were 16 percent of net sales in the third quarter of fiscal 2002 as compared to 17 percent for the third quarter of the prior fiscal year. Actual expenses decreased by $8,000. Multipurpose room furniture selling costs decreased by $120,000 over the prior fiscal year. This decrease resulted from lower costs for advertising, trade shows, and new sales representatives. These costs were partially offset by higher costs for commissions. Selling expenses at the healthcare seating operations increased by $112,000 over the prior fiscal year due primarily to increased personnel costs.

     Selling expenses were 16 percent of net sales in the nine months ended December 31, 2001 as compared to 16 percent for the same period of the prior fiscal year. Actual expenses increased by $102,000 or 2 percent.
Multipurpose room furniture selling costs decreased by $69,000 over the prior fiscal year. This decrease resulted from lower costs for new sales representatives, sales samples and trade show costs. These costs were partially offset by higher commission costs. The Company's healthcare seating selling costs increased by $171,000 over the prior fiscal year. This increase resulted from higher costs for salaries, commissions, and training, partially offset by lower travel expenditures.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 5 percent of net sales for the third quarter of fiscal 2002 as compared to 5 percent for the third quarter of the prior fiscal year. Actual spending increased by 20 percent, or $88,000. The increase was mainly due to increases in the accounts receivable allowance for bad debt of $118,000 for the multipurpose room operations.

     General and administrative expenses were 5 percent of net sales for the nine months ended December 31, 2001, as compared to 4 percent for the same period of the prior fiscal year. Actual spending increased by 16 percent, or $226,000. The increase was mainly due to higher personnel costs and the previously mentioned increase in the accounts receivable allowance for the multipurpose room operations.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the third quarter of fiscal 2002 as compared to 2 percent for the third quarter of the prior fiscal year. Actual spending increased by 50 percent, or $97,000. The increase was primarily due to increased personnel costs at the Company's multipurpose room and healthcare seating operations. The Company expects this increased level of research and development expense to continue during at least the next two quarters.

     Research and development expenses were 3 percent of net sales for the nine months ended December 31, 2001, as compared to 2 percent for the same period of the prior fiscal year. Actual spending increased by 40 percent, or $255,000. The increase was primarily due to increased personnel costs and higher legal expenses at the Company's multipurpose room and healthcare seating operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $98,000 for the third quarter of fiscal 2002. Third quarter interest income was $96,000, an increase of $84,000 from the third quarter of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. The Company incurred no interest expense for the third quarter of fiscal 2002 as compared to $2,000 in the prior year's third quarter. Other income, which totaled $2,000 for the current quarter, consisted of $35,000 in other income partially offset by a $4,000 net loss on asset disposal and realized foreign currency exchange losses of $29,000.

     Other income and expense netted to $288,000 for the nine months ended December 31, 2001. Nine month interest income was $259,000, an increase of $223,000 from the same period of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. The Company incurred no interest expense for the nine months ended December 31, 2001 as compared to $24,000 in the same period in the prior fiscal year. Other income, which totaled $29,000 for the nine months ended December 31, 2001, consisted of other income of $35,000 offset by a $4,000 net loss on asset disposal and realized foreign currency exchange losses of $2,000.

     NET INCOME FROM CONTINUING OPERATIONS. For the reasons stated above, the Company's fiscal 2002 third quarter net income from continuing operations of $1,108,000 increased $155,000 over the third quarter net income from continuing operations in the prior fiscal year. The Company's net income from continuing operations of $3,470,000 for the nine month period ended December 31, 2001 increased $162,000 over the same period of the prior year. Due to the anticipated lower sales volume in the multipurpose room furniture operations in the fourth quarter of fiscal 2002, the Company also expects net income from continuing operations in the next quarter to be lower compared to the fourth quarter of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $8.72 million at December 31, 2001 as compared to $4.86 million at March 31, 2001. The increase in cash and cash equivalents was due primarily to cash provided by operating activities ($8.83 million) and net proceeds related to the exercise of stock options ($0.35 million). This increase was partially offset by the net purchase of available-for-sale securities ($3.48 million), purchases of property and equipment ($1.02 million), the purchase and retirement of common stock ($0.56 million), and increase in note receivable ($0.25 million).

     Historically, the Company has financed its growth primarily through cash flow from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.66 million. As of December 31, 2001, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of December 31, 2001, the Company was in full compliance with the loan covenants related to the Broda Enterprises credit facility. The Company's liquidity is partially dependent upon the availability of the Broda Enterprises credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. During the last six months, the Company's discontinued Arkansas operations have no longer been a drain on the Company's cash resources but have been a major contributor to the growing cash position. However, if sales decrease and costs do not decline at the same rate, or the discontinued Arkansas operations again generate negative cash flows, the Company's cash flow may be impeded. No assurances are given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 2001, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $0.72 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 2001 include current liabilities of $6.09 million to be repaid from funds generated from operations. Current liabilities consist of $1.65 million in accounts payable, $1.64 million in accrued payroll, $2.76 million in accrued expenses, $0.04 million in other accruals. The Company has also entered into a lease agreement with a related party for its Orem production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $14,000 Canadian (approximately US $9,000) per month through August 2002. The Company also leases a facility in Elkhart, Indiana, for which the Company entered into a five year lease agreement on April 1, 1997 with monthly payments of $11,800. This lease expires in March 2002.

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note in a startup development company. The Company may, at its discretion, invest an additional $750,000 in notes in three increments over the next year. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock. This investment as well as any other possible acquisition may reduce the Company's liquidity. During the past two years, the Company has increased its expenditures on research and development at its multipurpose room operations as it has worked on developing new products. If this process is successful, the Company estimates that it may require capital expenditures of approximately $3 million to $5 million over a period of twelve to eighteen months. These expenditures, which include the possible construction of a new facility, will be funded from cash reserves or cash from operations. If actual costs are greater than currently estimated, the Company's liquidity would be further reduced.

     On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. As of December 31, 2001, approximately 75,000 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     Certain statements made above in this filing that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). When used in this filing, the words or phrases "may," "will," "Management believes," "Company believes," "Company intends," "estimates," "projects," "anticipates," "expects" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Reform Act.

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, cost reductions to preserve margins, the planned exit and sale of DO Group and CenterCore, and potential acquisitions. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to: (i) references to predicted declines in the U.S. office furniture market and the Company's belief that weakness in furniture demand will continue; (ii) statements that the Company anticipates that its sales volumes during the fourth quarter of fiscal 2002 may be as much as 20% lower as compared to the prior year's fourth quarter; (iii) references to anticipated continued competitive pressure in multipurpose room table markets; (iv) references to the Company's efforts to reduce costs to preserve margins and continue generating high levels of positive cash flows; (v) the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment; (vi) statements that the Company believes the exit and sale of the Do Group and CenterCore businesses will be completed by the end of the first quarter of fiscal 2003; (vi) references to the estimated loss to be incurred from the exit and sale of the Do Group and CenterCore Businesses;
(vii) statements related to the Company's expectation that increased research and development costs in developing new products will continue during at least the next two fiscal quarters, and that if such product development efforts are successful, capital expenditures of approximately $3 to $5 million may be required over the next twelve to eighteen months; (viii) statements that net income from continuing operations in the fourth quarter of 2002 will be lower as compared to the prior year's fourth quarter; (ix) statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months; (x) statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; and (xi) statements related to anticipated capital expenditures.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to (a) a continued downturn in domestic and international economies and business conditions specifically in the furniture industry; (b) continued global tension related to the events of September 11, 2001 and U.S. military actions related thereto; (c) the Company's inability for any reason to exit and sell the CenterCore and DO Group businesses in a timely manner and limit losses in those quarters to the amounts estimated and find buyers for the assets of such operations on acceptable terms; (d) the Company's inability to fund continuing losses at DO Group and CenterCore; (e) loss of important customer contracts through increased price-based and product quality competition; (f) limited management and key employee resources; (g) declines in sales volumes and profit margins in the Company's core businesses; (h) lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and Broda operations, higher materials and labor costs, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets; (i) management's inability for any reason to manage effectively the Company's operations; (j) the Company's inability for any reason to expand successfully into new markets such as in the healthcare seating and seating accessories markets; (k) import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith; (l) increased competition in the Company's existing and future markets; (m) the market's acceptance of products currently being developed by the Company; (n) the Company's ability to maintain relatively low cost labor rates; (o) the Company's ability to source a sufficient volume of acceptable raw materials at current prices; (p) increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason; (q) the Company's ability to refine and enhance the quality and productivity of its manufacturing process; (r) the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices; (s) the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;
(t) the Company's ability to retain and maintain relationships with key customers; (u) the Company's ability to raise capital, if needed; and (v) the availability of insurance funding for the Company's healthcare seating products.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:
                11.1  Computation of Net Income (Loss) per Share

         (b)  Reports on Form 8-K

                On October 11, 2001 the Company filed a current report on Form 8-K announcing the sale of the DO Group Seating business.

                On November 7, 2001 the Company filed a current report on Form 8-K announcing its financial results for the second fiscal quarter of fiscal year 2002.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: February 6, 2002                  /s/ Gregory L. Wilson
                                        ------------------------------------
                                        Gregory L. Wilson
                                        Chairman of the Board, President,
                                        and Director (Principal Executive
                                        Officer)

Date: February 6, 2002                  /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)