Form 10-K
period 2002-03-31
MITY ENTERPRISES INC
filed 2002-05-30
CIK 921030

-----------------------------------------------------------------------------
              United States Securities and Exchange Commission
                            Washington, D.C. 20549

                        -------------------------------
                                   Form 10-K
(Mark One)
          [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 31, 2002
                                      OR
       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                      to

                        Commission file number 0-23898
                       --------------------------------
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

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $31,927,000 (computed using the closing price of $12.25 per share of Common Stock on May 28, 2002 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 5,010,555 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 28, 2002.

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 6, 2002, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-K.
-----------------------------------------------------------------------------


                          FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent the Company's expectations or beliefs concerning, among other things, future revenue, earnings and other financial results, new products, marketing, operations and manufacturing. The Company wishes to caution and advise readers that these statements involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of certain risks related to the Company's business see "Item 1. Business-Risk Factors That May Affect Future Results" beginning on page 8 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Forward-Looking Statements and Factors That May Affect Future Results of Operations" beginning on page 28.

Unless the context otherwise requires, references to the Company or MITY Enterprises are to MITY Enterprises, Inc. and its subsidiaries. Mity-Lite(R), MityTuff(R), MityStack(R), MityHost(TM), SwiftSet(R), Xpeditor(TM), Xtreme Edge(TM), Summit(TM) Lectern, MitySnap(TM), BRODA(TM), Comfort Tension Seating(TM), Pedal Chair(TM), Domore(R), Series System Seven(TM), DO3(TM), Neo7(R), CenterCore(R), TEC2000(R), Spacemaker 2000(R), and AIRFLOW 2000(R) are trademarks or trade names of the Company.

                              PART I

ITEM 1.  BUSINESS

BACKGROUND

MITY Enterprises, Inc. designs, manufactures and markets premium quality, innovative institutional furniture created to meet the efficiency needs of its customers. The Company's product lines include multipurpose room furniture, health care seating, and specialty office systems. Its line of multipurpose room furniture is sold both domestically and internationally in educational, recreational, hotel and hospitality, government, office, health care, church and other public assembly markets. Its health care seating is sold mainly in Canada and the U.S. in the long term healthcare market. The Company sells its specialty office systems products domestically and internationally in the call center, high density office use, corporate and dispatch markets.

INSTITUTIONAL FURNITURE PRODUCTS

MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns and other related products used in multipurpose rooms.

Lightweight, highly durable tables. The Company has developed and currently manufactures and markets more than 50 different plastic table sizes. These tables are made with several different folding leg and custom color options. The Company has successfully applied engineering grade plastics and sophisticated manufacturing and assembly methods to the production of tables that weigh less and are more durable than competing particle board or plywood table products of similar size. The Company's plastic tables are manufactured using abrasion, stain and water resistant materials. The Company's cornered tables are constructed using the Company's proprietary high-impact corners which can withstand a two-foot drop without sustaining debilitating damage. All of the Company's plastic tables include reinforced edging. Cornered tables are equipped with non-skid pads which facilitate stacking and storage. Management believes the Company's plastic table products appeal to its customers because they are durable, lightweight, easy to handle and attractive.

Folding and stacking chairs. The Company currently offers three lines of stacking chairs and a line of folding chairs: MityTuff, MityStack, MityHost, and SwiftSet. The MityHost chair line is manufactured in-house while the Company's other stacking chair lines are purchased from suppliers and marketed under the Mity-Lite name. The SwiftSet is manufactured in-house and has a plastic seat and back designed to be more comfortable, durable and lightweight than other folding chairs.

Other multipurpose room products. The Company markets the Summit lectern, a new line of lightweight, durable lecterns. The lecterns are made of high
quality polyethylene and can withstand abusive environments.   They are
offered in a variety of colors, with custom inserts that allow customers to match decor. In addition to lightweight, durable tables, chairs, and lecterns, the Company manufactures and/or markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

HEALTHCARE SEATING. Through its wholly owned subsidiary, Broda Enterprises, Inc., the Company designs, manufactures and markets healthcare seating and accessories used in long term healthcare facilities located primarily in the United States and Canada. Broda has developed and manufactures a line of premium wheeled and stationary specialty chairs. Most chair models come in two standard sizes and six standard colors. The Company also custom manufactures other sizes and colors of its standard healthcare seating products. Heavy gauge steel tube chair frames and large wheels and casters allow for greater weight capacity. In addition, high quality nickel/chrome plating provides a scratch-resistant surface. Broda's high end seating products offer a combination of features that differentiate them from the competition. Broda chairs have been tested for interface pressures and stability that, combined with their rigid and durable design, make Broda chairs suitable seating for long term care residents including those with Huntington's Chorea Disease, Alzheimer's or Acquired Brain Injury. In addition, nursing home residents susceptible to skin breakdown, suffering from loss of upper body strength, or with other conditions that might otherwise restrict them to bed or place them at risk of self injury or falls, can be safely and comfortably seated in a Broda chair.

SPECIALTY OFFICE SYSTEMS. In April 1999, the Company, through its wholly owned subsidiary, C Core, Inc. acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of pod style and panel systems furniture marketed to call centers and other high density office use environments. The Company's office products include a line of cluster furniture, designed to improve productivity and save space in offices and call center environments. CenterCore was the originator of the "cluster concept" office furniture designed for high-density institutional environments, call centers, as well as the federal government. Within the CenterCore product line are two product families. The circular Spacemaker2000 system pioneered by CenterCore provides a simple, cost-conscious solution to meet the needs of call center operations. The Tec2000 system provides an array of different applications for support staff, supervisors and managers, receptionists and team conferences. It is available in a wide variety of shapes and sizes. Tec2000 combines privacy panels, free standing modules and storage options. Tec2000 can also integrate
with Spacemaker2000 furniture for high density work environments.   The
Company's CenterCore product line is manufactured in Marked Tree, Arkansas.

Also included in specialty office systems is the Company's wholly owned subsidiary, DO Group, Inc. ("DO Group"), headquartered in Marked, Tree, Arkansas. The Company acquired its initial 49.9 percent equity interest in DO Group, Inc. in March 1997 and acquired the remainder of DO Group on April 1, 2000. DO Group markets its products under the Domore and DO3 Systems trade names. The DO Group's products consist of open plan systems panel furniture, computer free standing furniture, panel clusters and other related products. DO Group's systems products include office panels, movable full height walls, work surfaces, pedestals, storage units, tables and other accessory items used in office cubicles. DO Group offers two styles of panel systems. The DO3 post to panel system facilitates ease of assembly and takedown. Panels are available in a variety of fabric, laminate or painted surfaces. Domore Series System Seven panels are a value-oriented panel to panel system and connect using interlocking hinges. These panels are available in a variety of fabric and laminate surfaces. Both the DO3 and Domore panel systems offer the latest electrical and voice/data transmission capabilities, including access to CAT5 wiring at the beltline level.

During the quarter ended June 30, 2001, the Company developed a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. This segment consists of the CenterCore and DO Group businesses. As a result of these actions, the Company is treating DO Group and CenterCore as a discontinued operation. In September and October of 2001, the Company completed the sale of its specialty office seating lines. The Company still retains the specialty office systems furniture operation and continues to pursue its plan for exiting and selling this operation.

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

In the healthcare seating market, management estimates that in the United States and Canada there are more than 28,000 nursing homes with over 1.8 million beds. Nursing homes and their residents represent the typical Broda customer. In addition, Broda's market can include chronic care, psychiatric care or long term care facilities. Management estimates that the North American market for its current healthcare seating products is $60 million.

In the office systems market, the Company has positioned itself as a niche supplier of specialty office system products. Based upon independent research from professional organizations like the Business and Institutional Furniture Manufacturers Association, management believes the office system market is approaching $4.5 billion.

SALES AND MARKETING

MULTIPURPOSE ROOM FURNITURE. The Company primarily markets its multipurpose room products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, healthcare, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 57 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a commission basis and may qualify for other incentive bonuses based on individual, sales team and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and all aspects of the sales cycle.

The Company typically markets its products by first identifying customers through internal market research, referrals, trade shows, customer networking and test marketing. Once a market has been identified, the Company's sales and marketing staff will attempt to generate leads for prospective purchasers in such markets by attending trade shows, performing mass mailings and using lead-oriented advertising. The Company uses a proprietary, computer-based sales management system to qualify, track and manage sales leads for prospective and existing customers and to compile customer feedback. While each sales and customer service employee maintains some in-person contact with such employee's assigned customers, most of the Company's sales efforts are pursued using the telephone, fax machine, e-mail, internet, videotapes and overnight mail services. The Company also uses a reference list of customers in each geographical sales territory to promote sales of its products. The Company provides prospective purchasers with product samples for 30-day trial periods. The Company does not extensively advertise its products in trade publications.

The Company's plastic table and lectern products are sold with a twelve-year pro-rata warranty covering materials and workmanship. The MityTuff is sold with a seven-year warranty covering materials and workmanship. The MityStack and SwiftSet are sold with a ten-year warranty covering materials and workmanship. The MityHost is sold with a ten-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery. The Summit lectern is sold with a twelve-year warranty covering materials and workmanship.

HEALTHCARE SEATING. The Company markets its healthcare seating products to end users and care givers in healthcare markets through its own sales representatives and independent manufacturer's representatives, distributors and retailers of durable medical equipment. The Company currently employs 20 full-time sales and customer service employees and 24 independent manufacturing representatives and distributors. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to healthcare professionals. The Company has a sampling program and provides prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three-year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.

SPECIALTY OFFICE SYSTEMS. The Company's specialty office systems are marketed directly through an in-house sales force consisting of in-house sales representatives, field sales representatives and telesales personnel, and indirectly through General Services Administration (GSA) dealers, independent office product dealers, independent representatives, and specialty dealers. In-house sales personnel are compensated by a combination of salary and commission. The Company also sells products directly and indirectly to state governments and to the United States government through a GSA contract. Sales to state and federal government agencies are on fixed terms and are not subject to price renegotiation. The Company currently employs two field sales representatives and various independent representatives and dealers. The Company promotes its specialty office systems products through print advertising, trade shows, mass mailings, internet sites and telephone solicitations targeted to specific niche markets. All DO Group and CenterCore products carry a five-year warranty covering materials and workmanship. One customer represented 68 percent of this segment's net sales in fiscal 2002. The loss of this customer would likely have a material adverse effect on this segment.

INTERNATIONAL SALES

Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 2000, 2001, and 2002, the Company's international sales accounted for 12.3 percent, 11.1 percent and 12.6 percent of the Company's total net sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Australia, Mexico, Costa Rica, Puerto Rico, Dominican Republic, Bermuda, Brazil, Venezuela, England, France, Germany, Spain, Netherlands, Jordan, United Arab Emirates, Saudi Arabia, Egypt, South Korea, Hong Kong, China, Taiwan, Singapore and Malaysia. Approximately 44 percent of healthcare seating sales are in Canada with all but six percent of the remaining sales in the United States.

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


The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions for the MityHost chair, injection molding the seat and back for the SwiftSet chair, and final assembly of the components. The MityTuff and MityStack chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. The MityHost stacking chair and SwiftSet folding chair are manufactured in-house at the Company's facility in Orem, Utah. The Company's manufacturing process for its lectern products consists primarily of assembling electronic components, attaching the laminated insert to the shell, and final assembly of the components.

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

SPECIALTY OFFICE SYSTEMS. The Company's manufacturing process for office systems products consists primarily of painting and assembling panels, storage bins, and pedestals and manufacturing laminated work surfaces and center cores. The primary raw materials consist of formed metal, particle board, laminate and fabric. The manufacturing process is driven by an in-house CAD drawing system that indicates the components required.

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

MULTIPURPOSE ROOM FURNITURE. Management believes that customers purchase the Company's plastic tables primarily because of product performance, reputation, on-time delivery, warranty service and value. The Company markets its table products based primarily on product performance (lightweight and durable) and reputation, not price. The Company's average table price is generally higher than the average price of competing particle board, plywood or metal table products of its competitors. The Company believes that it has a respected reputation for product quality, convenience and customer service and that for these reasons, end users often choose its table products over competitors' lower cost table products. Because only certain elements of the Company's table design are patented, the Company's tables may be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. In the past few years, several competitors have introduced other thermoformed plastic tables with many similar characteristics to the Company's products. More recently, other competitors have introduced blow molded plastic tables that, although not currently as durable, are cheaper than the Company's table products. These introductions have increased price and profit margin pressures on the Company's products. Further improvements in these products or introductions of new competing products by lower cost producers would put additional price and profit margin pressure on the Company which could have a material adverse effect on the Company's results of operations. Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Alltrista Coporation, Krueger International, Inc., Falcon Products, Inc., SICO and Virco Manufacturing Corporation which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Lifetime Products which markets a blow molded plastic table, Krueger International, Inc., Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc. which produce particle board tables; and Falcon Products, Inc., Midwest Folding Products, and Palmer-Snyder, Inc., which produce plywood tables.

Management believes that customers purchase the Company's multipurpose room chair products primarily because of product performance, reputation, warranty service and convenience. The market for institutional chairs is highly competitive and fragmented. The Company believes that its new folding chair line has technological and performance advantages over its competitors. Although the Company's other chair lines do not offer the same advances as the Company's table and folding chair products, the Company believes they do have distinct selling features. Among the Company's primary competitors in the multipurpose chair market are Steelcase Inc., Falcon Products, Inc., Virco Manufacturing Corporation, Artco-Bell Corporation, Globe Business Furniture, Shelby Williams Industries, Inc., MTS Seating, Krueger International, Inc., U.S. Industries (Samsonite), Clarin, a division of Greenwich Industries, and Meco Corporation.

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

SPECIALTY OFFICE SYSTEMS. The specialty office systems furniture market is part of the larger office furniture market. There are several major manufacturers and a host of smaller manufacturers in this marketplace. The Company generally markets its specialty office systems products on the basis of product performance (more employees in comparable space than competitors, and more easily reconfigurable), options and reputation, not price. Among the Company's primary competitors in this market are Teknion Corporation, Interior Concepts, Hamilton Sorter Company, Inc., Steelcase Inc., Haworth Furniture Inc., Herman Miller, Inc., Knoll, Inc., Kimball International, Inc., HON Industries, Inc., and US Prison Industries.

INTELLECTUAL PROPERTY

The Company has been granted two utility patents relating to the construction of its table tops. A design patent and five utility patents have been granted and one utility patent is pending on the SwiftSet chair. Except for the SwiftSet, the Company does not own patent rights on any of its multipurpose room chair products. The Company has chosen not to apply for international patent protection for the two table concepts or the SwiftSet chair concepts. The Company does not believe this will have a material adverse effect on the Company.

With respect to its office systems furniture, the Company acquired the rights to a patent on Airflow 2000, a temperature blending and breathing zone filtration system, that helps facility managers address indoor environmental concerns resulting in increased employee performance levels.

Utility patents relating to the function of its newest most functional healthcare chair model have been granted to the Company in the United States and Canada. A utility patent on its flipdown footrest has been granted in the United States and is pending in Canada. Utility patents on the Company's new mobility oriented healthcare chair and commode chair are pending in the United States and Canada. The Company does have international patents pending on healthcare chairs in Canada, Japan, Germany, United Kingdom, and France. The Company has been granted design patents on its geriatric accessory tray, healthcare chair back, flipdown footrest, and healthcare chair for Canada and the United States. A design patent has also been granted in the United States for the Company's commode chair and is pending in Canada. The stylized word BRODA has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's Comfort Tension Seating has been trademarked in Canada and the U.S. The Pedal Chair trademark has been applied for in the U.S. and Canada.

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

EMPLOYEES

As of March 31, 2002, the Company had approximately 381 full-time and 18 part-time employees. Approximately 59 employees at the Company's Marked Tree, Arkansas facility are represented by the Carpenters Union. No other employees have union representation. The Company believes that its relationship with its employees is good.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATIONS

DOWN-TURN IN FURNITURE INDUSTRY. In fiscal 2002, the Company faced one of the most significant down-turns ever in the global furniture industry. Industry experts had projected a decline in the U.S. office furniture market of 18% for the calendar year for 2001 and expected further declines of approximately 13% in calendar year 2002. Companies throughout the world reduced their spending across many capital goods categories, including furniture. Revenue and order rates across the industry fell throughout calendar 2001 as customers delayed and canceled orders. Demand for furniture products has continued to soften as corporate profits have remained under pressure in calendar 2001 and 2002. Demand for the Company's products was also adversely impacted by declines after September 11, 2001 in the hospitality and recreational markets. The near term outlook for the institutional furniture industry remains uncertain. Though some economic indicators show evidence that the U.S. economy is starting to recover, it is uncertain when the recovery will be reflected in increased orders for institutional furniture products. If demand for the Company's products does not increase, the Company will become subject to increased price competition and the Company's margins will decline if it is unable to reduce costs. The Company is likely not going to be able to off-set the effects of price competition solely through cost reductions. The effects of the events of September 11, 2001, and the military actions that followed on the institutional furniture market will likely be magnified if any further acts of terrorism or war occur.

COMPETITION. The Company is facing increased competition because of innovations in competitors' products and lower pricing brought on by the general down-turn in the furniture industry. More of the Company's competitors have begun introducing high quality products that directly compete with the products offered by the Company. The Company's products are sometimes more expensive than products sold by the Company's competitors in the same markets. The Company believes that competition for its products is generally based on product quality and characteristics, service and price. Unless the Company adapts and responds to these competitive threats, the Company will face margin pressure from low cost producers. Only certain elements of the Company's products are patented so unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. The Company is not as well known nor does it have the depth of financial resources as some of its competitors. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance products at prices competitive in the markets served by the Company.

PRODUCT LINE EXPANSION STRATEGIES; ENTRY INTO NEW MARKETS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary institutional furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets.

POTENTIAL DECREASE IN DEMAND FOR HEALTHCARE SEATING PRODUCTS. During fiscal 2002, our Broda operations became a more significant part of our consolidated results of operations and contributed more significantly than in years past to our net income. Sales of our healthcare seating products will decline if insurance funding for the purchase of such products is limited or eliminated or if regulatory changes occur that adversely affect the funding or demand for such products. In addition, the Company may be unable to expand its geographic markets for healthcare seating products.

DISCONTINUED OPERATIONS. If the Company experiences delays in exiting or selling its discontinued operations and if such operations begin to incur losses, the Company may be unable to fund such losses and the actual amount of such losses may exceed the amount estimated. While the Company's discontinued operations have recently been a major contributor to the growing cash position of the Company, these recent operating results are not necessarily indicative of what can be expected for the future, prior to full disposal of the discontinued operations. Actual losses may be less than or greater than those originally estimated. The Company may not be able to profitably dispose of such discontinued operations.

LOSS OF KEY CUSTOMERS. The loss of any key customers of the Company would decrease the Company's revenue. Given the current environment in the furniture industry, the Company cannot assure that it would be able to replace such revenue or reduce its costs and therefore, the Company's profitably would be adversely impacted.

RAW MATERIAL PRICES AND SOURCES. Both the plastic used in the Company's products and the tubing used in the Company's table and chair legs are manufactured according to Company specifications. The Company's multipurpose room operations operates without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that necessary materials are generally available from alternate suppliers. However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations. Price increases for raw materials used in the Company's products and increases in labor costs would put pressure on the Company's profit margins if the Company were unable to pass such price increases through to customers.

WARRANTY SERVICE COSTSS The Company's warranty service costs for fiscal years ended March 31, 2000, 2001, and 2002 totaled 1.2 percent of net sales or $481,000, 1.4 percent of net sales or $590,000 and 1.4 percent of net sales or $525,000, respectively. The Company intends to continue to offer warranties covering materials and workmanship on its existing products and anticipates providing a warranty covering materials and workmanship for all complementary product lines developed or acquired by the Company. While the Company has implemented improved quality control measures that it expects will reduce warranty claims, it is possible that warranty servicing costs will increase in future periods. Furthermore, the Company is not in a position to anticipate the additional warranty service costs that may be incurred as a result of the Company's expansion into new or complementary product lines. The Company also cannot predict what the future warranty costs will be with respect to product lines from recent acquisitions.

FUTURE VARIATIONS IN OPERATING RESULTS. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, pursue additional acquisitions, and continue to integrate existing acquisitions. Various factors, including acquisition related expenses, amortization of goodwill, the ability to find and train qualified personnel, operational transitions, timing of new product introductions and the cost of penetrating new markets and changes in product mix, may have an adverse effect on the Company's results of operations. While the Company believes that the addition of new product lines will increase the Company's long term profitability, there can be no assurance that the Company will continue to experience profitability at historical rates. No assurances can be or are made that the Company will not experience temporary fluctuations in operations and quarterly variations in the future.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS. Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, cost reductions to preserve margins, the planned exit or sale of the discontinued DO Group and CenterCore operations. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to those factors referenced in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Factors That May Affect Future Operating Results."


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

The Company's healthcare seating manufacturing facilities are located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consist of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. The facilities and related real estate are leased under an agreement for a two-year term expiring in July 2002. The Company will then have the option of renewing the lease for two years upon the same terms and conditions for an amount mutually agreed upon. The base monthly lease payment is approximately $9,000. The Company pays all maintenance costs, taxes and insurance. The Company believes that these facilities will serve its healthcare seating manufacturing needs for the term of the lease.

The Company's DO Group and CenterCore subsidiaries have a shared facility with approximately 160,000 square feet of manufacturing, office, research and development and storage space. Their headquarters and manufacturing operations are located in Marked Tree, Arkansas. This facility is owned by DO Group and includes its panel and systems manufacturing operations.


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


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2002.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market System under the symbol "MITY". The Company's common stock first began trading on April 29, 1994.

                                                          High        Low

      Fiscal Year Ended March 31, 2002:
        First Quarter  . . . . . . . . . . . . . . . .   $ 9.84      $ 7.51
        Second Quarter . . . . . . . . . . . . . . . .     8.70        7.00
        Third Quarter  . . . . . . . . . . . . . . . .     8.40        7.25
        Fourth Quarter . . . . . . . . . . . . . . . .    14.99        8.00


      Fiscal Year Ended March 31, 2001:
        First Quarter  . . . . . . . . . . . . . . . .   $18.00      $11.63
        Second Quarter . . . . . . . . . . . . . . . .    14.38        9.50
        Third Quarter  . . . . . . . . . . . . . . . .    10.56        4.88
        Fourth Quarter . . . . . . . . . . . . . . . .     9.38        5.56

There were 146 security holders of record as of May 28, 2002. In addition, management estimates that there were approximately 2,200 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and intends to retain earnings for use in the business.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included in this Annual Report to Shareholders. The statement of income data set forth below with respect to the fiscal years ended March 31, 2002, 2001 and 2000 and the balance sheet data at March 31, 2002 and 2001 are derived from, and should be read in conjunction with the audited Financial Statements included in this Form 10-K. The statement of income data set forth below with respect to the fiscal year ended March 31, 1999 and 1998 and the balance sheet data at March 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this Form 10-K. Certain reclassifications have been made to the 1999 and 1998 balances to be consistent with the 2002 presentation including the reclassifications of discontinued operations.

STATEMENT OF INCOME DATA
Year Ended March 31,         2002      2001      2000      1999      1998
                           --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Net sales                  $40,094   $42,203   $37,395   $29,468   $25,337
Cost of products sold       23,738    25,504    22,286    18,122    15,988
                           --------  --------  --------  --------  --------
Gross profit                16,356    16,699    15,109    11,346     9,349
Expenses:
 Selling                     6,363     6,595     5,547     4,234     3,782
 General and administrative  2,028     1,960     1,781     1,333       843
 Research and development    1,158       874       799       549       488
                           --------  --------  --------  --------  --------
Income from continuing
 operations                  6,807     7,270     6,982     5,230     4,236
Interest and other, net        368       117       231       394       367
                           --------  --------  --------  --------  --------
Income before provision for
 income taxes                7,175     7,387     7,213     5,624     4,603
Provision for income taxes   2,772     2,836     2,667     1,996     1,637
                           --------  --------  --------  --------  --------
Net income from continuing
 operations                  4,403     4,551     4,546     3,628     2,966
Earnings (loss) from
 discontinued operations,
 net of income tax            (271)   (4,547)      154       302       223
Estimated loss on disposal,
 net of applicable income
 tax                        (3,256)       --        --        --        --
                           --------  --------  --------  --------  --------
Net income                  $  876   $     4    $4,700    $3,930    $3,189

Basic earnings per share
 from continuing operations* $0.86     $0.90     $0.95     $0.75     $0.61
Basic earnings (loss) per
 share from discontinued
 operations*                 (0.05)    (0.90)     0.03      0.06      0.05
Basic loss per share on
 disposal of discontinued
 operations*                 (0.64)       --        --        --        --
                           --------  --------  --------  --------  --------
Basic earnings per share*    $0.17     $0.00     $0.98     $0.81     $0.66
Weighted average common
 shares outstanding
   basic*                5,071,125 5,076,456 4,812,610 4,868,375 4,841,775

Diluted earnings per share
 from continuing operations* $0.85     $0.87     $0.89     $0.72     $0.58
Diluted earnings (loss) per
 share from discontinued
 operations*                 (0.05)    (0.87)     0.03      0.06      0.05
Diluted loss per share on
 disposal of discontinued
 operations*                 (0.63)       --        --        --        --
                          --------  --------  --------  --------  --------
Diluted earnings per share*  $0.17     $0.00     $0.92     $0.78     $0.63
Weighted average common
  and common equivalent
  shares outstanding
  diluted*               5,208,924 5,216,604 5,120,247 5,037,680 5,084,180

* Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

BALANCE SHEET DATA
March 31,                          2002     2001      2000     1999     1998
                                                (in thousands)
Total assets                     $33,369  $32,287   $29,432  $23,463  $18,556
Working capital                   18,365   16,300    13,574   14,374   12,895
Current portion of long-term debt     --       --        --       45       --
Long-term debt less current portion   --       --        --       97       --
Stockholders' equity              27,319   27,469    24,385   19,918   16,819

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs, manufactures, and markets institutional furniture. The Company's current ongoing product lines consist of multipurpose room furniture and healthcare seating. In addition, the Company continues to pursue development of new products and the acquisitions of product lines or companies that will be complementary to the Company's businesses.

MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture line consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the Company's multipurpose room product line. The current and future growth of the Company's multipurpose room furniture operations is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture and its ability to profitably increase its market penetration into existing and new markets.

MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as hospitality and recreation industries, has negatively impacted the Company's historical sales growth rates in fiscal 2002 and 2001. The events of September 11 have also negatively impacted many of the Company's markets, particularly travel related markets such as the hotel and hospitality, recreational and public assembly markets. Industry experts predicted a decline in the U.S. office furniture market of 18% for calendar year 2001 and further declines of 13% in calendar year 2002. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. Although the Company's multipurpose room operations performed better through December 31, 2001 than industry estimates, during the quarter ending March 31, 2002, sales volumes were 24 percent lower compared to the prior year's fourth quarter. The Company anticipates that weakness in furniture demand will continue until overall business conditions improve. Recently, order rates have improved and the Company anticipates that sales volumes during the quarter ending June 30, 2002 will be only slightly below the prior year's first quarter. Still, the Company has been reducing costs to preserve margins and maintain its ability to generate high levels of positive cash flow. Despite these efforts, the Company may not be successful in achieving this sales level in the first quarter or increasing its margins and generating high levels of positive cash flow.

HEALTHCARE SEATING. Through its wholly-owned subsidiary, Broda Enterprises, Inc., the Company markets a line of healthcare seating products to customers in Canada and the United States. Broda's operations are based in Waterloo, Ontario, Canada. Broda focuses on providing products which assist patients with advanced needs due to a debilitating condition or disease, and has developed a line of premium-priced geriatric seating products. Broda chairs are serving a very specific niche in the healthcare market and thus are not competing in the commodity-oriented general healthcare seating market.

HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the year ended March 31, 2002, the Company's healthcare seating operations had not been negatively impacted by the downturn in the U.S. economy. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth is largely dependent upon increasing its market penetration into the U.S. market and other foreign markets.

DISCONTINUED OPERATIONS.   On March 31, 1997, the Company acquired a 49.9
percent equity interest in DO Group, Inc., a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group marketed its products under the Domore , DO3, JG and Corel trade names and had manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. MITY Enterprises purchased its 49.9 percent equity interest for $750,000 in cash and the payment of certain closing and due diligence costs totaling $118,000.

On April 1, 2000, MITY Enterprises acquired the remaining 50.1 percent interest in the DO Group, Inc. MITY Enterprises exchanged $2,127,000 in cash and 40,905 shares of MITY Enterprises common stock valued at $678,000 for the remaining 50.1 percent of DO Group stock from the DO Group shareholders. In addition, MITY Enterprise assumed approximately $1,000,000 in long term debt
and another $2,510,000 in a revolving credit line.   The acquisition was
treated for accounting purposes as a step purchase.   DO Group, Inc. is now a
wholly-owned subsidiary of MITY Enterprises, Inc.   Cash from the Company's
general working capital was used to fund the purchase.

On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc., a privately-owned designer, manufacturer and marketer of call center furniture.

In July 2000, product manufacturing for CenterCore was transitioned to DO Group, Inc., which was then a 49.9 percent-owned affiliate of the Company. During the fiscal year ended March 31, 2000, C Core purchased finished goods from DO Group, Inc. at an agreed upon percentage in excess of cost at the time of shipment to the customer. Effective April 1, 2000, DO Group became a wholly owned subsidiary of the Company.

During the consolidation of the Company's CenterCore and DO Group manufacturing operations in Marked Tree, Arkansas, and until approximately June 2001, the CenterCore and DO Group operations, particularly the office systems operations located in Marked Tree, Arkansas, experienced various operational challenges. Material and labor costs each increased as a percent of sales. Overhead costs also increased both as a percentage of sales and in the aggregate. The average sales prices of the Company's products declined a result of discounting on a few large orders and offering customer service discounts. In addition, there were delays in implementing management information systems to fully support the operations. The operational inefficiencies, information system problems, and their related costs significantly and adversely impacted the Company's gross margin and customer service levels and eroded the DO Group and CenterCore sales base. Because of these problems, DO Group's and CenterCore's sales declined and cumulative losses grew.

After acquiring and taking over the direct management of DO Group, the Company worked to identify and resolve operational and other problems. The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing revised business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. DO Group and CenterCore continued to sustain losses through June 2001. Beginning in July 2001, the operation was once again profitable and most of the operational inefficiencies and information system problems had been resolved.

In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company including the sale of all or parts of the Company. The Company has since decided not to pursue a sale of the entire Company. However, during the quarter ended June 30, 2001, the Company developed a plan for exiting and selling the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved a plan for exiting and selling the assets of the CenterCore and DO Group businesses.

As a result of these actions and in accordance with Accounting Principles
Board Opinion No. 30, Reporting the Results of Operations   Reporting the
Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. For the nine months ended March 31, 2002, the estimated operating loss, net of applicable taxes and transition costs, for the discontinued segment was $316,000. The actual operating income, net of applicable taxes and transition costs, for the same period was $681,000, or $997,000 higher than estimated. Also, for the year ended March 31, 2002, the net current assets of discontinued operations has decreased from $5.7 million to $1.6 million as receivables have been collected and segments of the business have been sold. This has resulted in the discontinued operations becoming a major contributor to the growing cash position of the Company. However, these results are not necessarily indicative of what can be expected for future periods prior to full disposal of the remainder of the discontinued operations. Actual losses may be less than or greater than those estimated.

On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes receivable from the buyer. The first note receivable, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note receivable is due in April 2003. The second note receivable, totaling $250,000, which also bears interest at the prime rate, requires monthly payments of interest only from November 2001 through January 2002 and monthly principal and interest payments beginning in February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and are valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company which require management to make assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, values for the discontinued operations, intangible assets, notes receivable, and income taxes.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE: The Company exercises considerable judgment in determining the ultimate collectability of its accounts receivable. Several factors are used in making these judgments including the customer credit quality, historical write-off experience and current economic trends. The Company reviews these factors quarterly, and the allowance is adjusted accordingly. If the financial condition of the Company's customers were to deteriorate, an additional allowance may be required.

RESERVE FOR OBSOLETE INVENTORY: Inventories are stated at the lower of cost, on a first in, first out basis, or market. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover and ultimate product sales value.

ACCRUALS FOR WARRANTY EXPENSE: The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates.

VALUES FOR THE DISCONTINUED OPERATIONS: During the quarter ended June 30, 2001, the Company developed and approved a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. As a result of these actions, the Company is treating this segment as a discontinued operation. In the quarter ended June 30, 2001, an additional estimated $3,256,000 loss was accrued to account for the expected loss on disposal of this business segment and estimated operating losses through the disposal date. Considerable judgment was used to make this estimate based on many factors including the net realizable value of the accounts receivable and inventory, the selling value of the fixed assets, the realization of tax benefits, the likelihood of finding a buyer within a reasonable period of time, likely asset purchase structures, and the ability to continue to run the business while searching for a buyer without sustaining continued losses. Due to the high level of uncertainty in this process, actual gains or losses may be less than or greater than those estimated.

INTANGIBLE ASSETS: The Company periodically reviews the carrying value of its intangible assets which represents goodwill that arose on the Broda acquisition. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill.

NOTES RECEIVABLE: The Company currently has two notes receivable with startup development companies. The Company reviews these notes to determine likely collectability. Since the notes are with startup development companies without a history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of the potential future success of the products being developed. At this time, the Company has chosen not to create any reserve on these notes receivable. Due to the high level of uncertainty in the success of these products, these notes receivable may not be ultimately realized. The Company also has a note receivable with a dealer in Australia. The Company has created a reserve for a portion of this note receivable based upon what the Company believes the liquidation value of this operation to be.

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.



RESULTS OF OPERATIONS

The following discussion of the results of operations for prior years including the comparison of fiscal years 2001 and 2000 and the accompanying tables have been changed to reflect reclassifications due to the discontinued operations.

The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from the Company's Statements of Income.

Year Ended March 31,            2002     2001     2000     1999     1998
                               ------   ------   ------   ------   ------
  Net sales                    100.0%   100.0%   100.0%   100.0%   100.0%
  Cost of products sold         59.2     60.4     59.6     61.5     63.1
                               ------   ------   ------   ------   ------
  Gross profit                  40.8     39.6     40.4     38.5     36.9
  Operating expenses:
    Selling                     15.8     15.6     14.8     14.4     14.9
    General and administrative   5.1      4.7      4.8      4.5      3.3
    Research and development     2.9      2.1      2.1      1.8      1.9
                               ------   ------   ------   ------   ------
  Income from continuing
    operations                  17.0     17.2     18.7     17.8     16.8
  Interest and other, net        0.9      0.3      0.6      1.3      1.4
                               ------   ------   ------   ------   ------
  Income before tax             17.9     17.5     19.3     19.1     18.2
  Provision for income taxes     6.9      6.7      7.1      6.8      6.5
                               ------   ------   ------   ------   ------
  Net income from continuing
   operations                   11.0%    10.8%    12.2%    12.3%    11.7%
                               ======   ======   ======   ======   ======

COMPARISON OF FISCAL YEARS 2002, 2001 AND 2000

NET SALES

The Company's fiscal 2002 net sales of $40.1 million decreased 5 percent compared to net sales in fiscal 2001. The decrease in sales in the current year resulted primarily from the downturn in the domestic and international economy and significant competitive pressures in the Company's multipurpose room table markets. This decrease was partially offset by increased sales in
the Company's healthcare seating segment.   For fiscal 2002, the multipurpose
room furniture segment experienced a sales decrease of 7 percent and the healthcare seating segment experienced sales growth of 9 percent. International sales for all product lines represented 13 percent and 11 percent of net sales for fiscal 2002 and 2001, respectively.

The Company's fiscal 2001 net sales of $42.2 million increased 13 percent compared to net sales in fiscal 2000. This sales increase resulted primarily from increased penetration into the multipurpose room and healthcare seating
markets.   For fiscal 2001, the multipurpose room furniture and healthcare seating segments reflected sales growth of 12 percent and 26 percent,
respectively.   International sales for all product lines represented 11 and
12 percent of net sales for fiscal 2001 and 2000, respectively.

GROSS PROFIT

For the fiscal year ended March 31, 2002, gross profit as a percentage of net sales increased 1 percentage point to 41 percent from 40 percent, as compared to the prior year. The Company experienced increasing gross profit margins in both the multipurpose room and the healthcare seating segments of the business. The gross profit margin on multipurpose room furniture sales increased by one percentage point due primarily to a higher average sales price on the Company's table products as well as lower material costs, partially offset by higher overhead costs on the Company's table and chair products. The gross profit margin on healthcare seating and accessories sales increased by two percentage points mainly due to lower material costs.

For the fiscal year ended March 31, 2001, gross profit as a percentage of net sales remained constant at 40 percent as compared to the prior year. Increasing gross profit margins in the healthcare seating businesses were offset by lower gross profit margins in the Company's multipurpose room operations. The gross profit margin on multipurpose room furniture sales decreased by one percentage point due to slightly higher material, labor and overhead costs on the Company's table products and increasing chair sales which historically have carried lower gross profit margins. The gross profit margin on healthcare seating and accessories sales increased by two percentage points mainly due to increasing labor efficiencies.

OPERATING EXPENSES

For fiscal 2002, selling expenses were 16 percent of net sales as compared to
16 percent in the prior year.   Actual expenses decreased by $0.23 million, or
4 percent.   Multipurpose room furniture selling costs decreased by $0.47 million compared to the prior fiscal year. This decrease resulted primarily from decreased personnel and commission costs resulting from lower sales and
lower trade show costs.   Selling expenses in the healthcare seating
operations increased by $0.24 million compared to the prior fiscal year due primarily to increased personnel costs. For fiscal 2001, selling expenses were 16 percent of net sales as compared to 15 percent in the prior year. Actual expenses increased by $1.05 million, or 19 percent. The increase as a percentage of sales was primarily due to increases in the multipurpose room business segment's selling expenses. Multipurpose room furniture selling costs increased by $1.02 million over the prior fiscal year. This increase resulted primarily from increased personnel and commission costs, additional advertising expenditures, and higher trade show costs.

General and administrative expenses were 5 percent of net sales in fiscal
2002, 2001 and 2000.   Actual expenses increased by 3 percent, or $0.07
million in fiscal 2002 over fiscal 2001 mainly due to increases in the allowance for bad debt on receivables of $0.14 million for the multipurpose room operations. This increase was partially offset by lower travel costs and professional fees. Actual expenses increased $0.18 million in fiscal 2001 over fiscal 2000, or 10 percent, mainly from increased travel costs and professional fees.

Research and development expenses were 3 percent of net sales in fiscal 2002 and 2 percent of net sales in fiscal 2001, and 2000. For fiscal 2002, actual spending increased by 33 percent, or $0.28 million, as compared to fiscal 2001. This increase in actual spending resulted mainly from increased research and development expenses related to new products in the Company's multipurpose room and healthcare seating segments. For fiscal 2001, actual spending increased by 9 percent, or $0.08 million, as compared to fiscal 2000. This increase in actual spending resulted mainly from increasing expenditures related to new products in the Company's multipurpose room business segment.

OTHER INCOME/EXPENSE

Other income and expenses netted to $0.37 million in fiscal 2002. Investment income was $0.35 million, an increase of $0.25 million from the prior fiscal year due to a higher average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year resulting from cash flow from operations and liquidating assets related to the discontinued operations. The Company incurred no interest expense for the year ended March 31, 2002 as compared to $0.02 million in the prior fiscal year. Other income in fiscal 2002, which totaled $0.02 million, consisted of $0.04 million of other income offset by net loss on asset disposal and realized foreign currency exchange losses of $0.02 million.

Other income and expenses netted to $0.12 million in fiscal 2001. Investment income was $0.09 million, a decrease of $0.18 million from the prior fiscal year due to a lower average balance of cash and cash equivalents and available-for-sale securities in fiscal 2001 resulting from acquisitions. Interest expense was $0.02 million and other income, primarily resulting from foreign currency gains, was $0.05 million.

NET INCOME FROM CONTINUING OPERATIONS

For reasons stated above, the Company's net income from continuing operations for fiscal 2002 was $4.40 million, a decrease of $0.15 million or 3 percent compared to fiscal 2001. For fiscal 2001, net income from continuing operations was $4.55 million, an increase of $0.01 million compared to net income in fiscal 2000.

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

UNAUDITED QUARTERLY FINANCIAL INFORMATION:
(in thousands, except per share amounts)

                                 Q1 2000     Q2 2000     Q3 2000     Q4 2000
                                ---------   ---------   ---------   ---------
      Net sales                   $9,431      $9,173      $9,157      $9,634
      Gross profit                 3,863       3,868       3,680       3,698
      Income before provision
        for income tax             1,884       1,934       1,700       1,695
      Net income from
        continuing operations      1,182       1,213       1,075       1,076
      Basic earnings per share*     0.25        0.25        0.22        0.22
      Diluted earnings per share*   0.24        0.24        0.21        0.21


                                 Q1 2001     Q2 2001     Q3 2001     Q4 2001
                                ---------   ---------   ---------   ---------

      Net sales                  $10,931     $10,815     $ 9,322     $11,135
      Gross profit                 4,243       4,191       3,772       4,493
      Income before provision
        for income tax             2,021       1,785       1,541       2,040
      Net income from continuing
        operations                 1,249       1,106         953       1,243
      Basic earnings per share*     0.25        0.22        0.19        0.24
      Diluted earnings per share*   0.24        0.21        0.18        0.24


                                 Q1 2002     Q2 2002     Q3 2002     Q4 2002
                                ---------   ---------   ---------   ---------
      Net sales                  $11,050     $10,132     $10,094     $ 8,818
      Gross profit                 4,623       4,072       4,131       3,530
      Income before provision
        for income tax             2,079       1,762       1,812       1,522
      Net income from continuing
        operations                 1,275       1,087       1,108         933
      Basic earnings per share*     0.25        0.21        0.22        0.19
      Diluted earnings per share*   0.24        0.21        0.21        0.18

*Basic and diluted earnings per share information are for earnings from continuing operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $8.93 million at March 31, 2002 which compared to $4.86 million at
March 31, 2001.   In addition, the Company held available-for-sale securities which totaled $4.59 million at March 31, 2002 as compared to $1.18 million at March 31, 2001.

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

Year Ended March 31,                                2002              2001
                                                 ----------        ----------
Net cash provided by continuing operations      $ 7,000,000       $   740,000
Net cash provided by  discontinued operations     3,217,000         5,349,000
Net purchases of available-for-sale securities   (3,432,000)       (1,179,000)
Purchases of property and equipment              (1,198,000)       (2,990,000)
Decrease (increase) in notes receivable            (486,000)           19,000
Purchase of DO Group (net of cash acquired)             --         (2,127,000)
Net proceeds from exercise of stock options
 and issuance of shares to the 401(k) plan          418,000         2,418,000
Purchase and retirement of common stock          (1,419,000)         (450,000)
Increase decrease in bank line of credit                --           (313,000)
Net cash used in financing activities
 (discontinued operations)                              --         (2,563,000)

The increase in cash and cash equivalents for fiscal 2002 as compared to fiscal 2001 was due primarily to cash generated from continuing operations ($7.00 million), cash generated from discontinued operations ($3.22 million), and net proceeds related to the exercise of stock options ($0.42 million). This increase was partially offset by cash used in the purchases of property, plant and equipment ($1.20 million), net purchase of available-for-sale securities ($3.43 million), buying back shares of the Company's common stock ($1.42 million), and an increase in note receivable ($0.49 million).

The decrease in cash and cash equivalents for fiscal 2001 as compared to fiscal 2000 was due primarily to the purchase of the remaining 50.1% of DO Group ($2.13 million), purchases of property, plant and equipment ($2.99 million), the reduction in the line of credit and long-term debt related to the discontinued operations ($2.88 million), net purchase of available-for-sale securities ($1.18 million) and buying back shares of the Company's common
stock ($0.45 million).   This decrease was partially offset by cash generated
from operations ($6.09 million) and net proceeds related to the exercise of stock options ($2.42 million).

Historically, the Company has financed its growth primarily through cash from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.63 million. As of March 31, 2002, no amount was drawn under this facility. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2002, the Company was in full compliance with the loan covenants related to this credit facility. The Company's liquidity is partially dependent upon the availability of this credit facility.

The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. During the last nine months, the Company's discontinued Arkansas operations have no longer been a drain on the Company's cash resources but have been a major contributor to the growing cash position. However, if sales decrease and costs do not decline at the same rate, or if the discontinued Arkansas operations again generate negative cash flows, the Company's cash flow may be impeded. The Company cannot guarantee that its working capital will be sufficient to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At March 31, 2002, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.86 million. There is no assurance that such options will be exercised.

The Company's material cash commitments at March 31, 2002 consisted primarily of current liabilities of $6.05 million to be paid from funds generated from operations. Current liabilities consisted of the following:

Year Ended March 31,                                2002              2001
                                                 ----------        ----------
Accounts payable                                 $1,649,000        $2,420,000
Accrued payroll                                   1,044,000         1,367,000
Accrued warranty expense                            375,000           511,000
Reserve for loss at discontinued operation        2,534,000              --
Other accruals                                      448,000           520,000
                                                 ----------        ----------
Total current liabilities                        $6,050,000        $4,818,000
                                                 ==========        ==========
The Company has also entered into a lease agreement with a related party for its Orem production and office facility under which it is obligated to pay $17,100 per month through March 2005. The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $14,000 Canadian (approximately US $9,000) per month through August 2002. As of March 31, 2002, future minimum payments under noncancellable operating leases with terms in excess of one year are approximately as follows:

Year Ended March 31,

         2003     $ 241,000
         2004       205,000
         2005       205,000
         2006        51,000
        -------------------
         Total    $ 702,000
        ===================

During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable to a startup development company. In April 2002, the Company invested an additional $250,000 in the form of a note receivable. The Company may, at its discretion, invest an additional $500,000 in notes in two increments over the next nine months. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock. At this time, the Company believes that this $500,000 will be fully realized. The Company anticipates using cash from operations to fund these notes and the exercise of the option.

During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. If the Company chooses to close the transaction, the good faith deposit will be converted into 18.9 percent of the equity of the startup development company. The Company has a further option to purchase an additional 31.1 percent equity for an additional $82,000. If the Company chooses not to close the transaction, the Company can use the good faith deposit for the purchase of product from the startup development company. The Company anticipates using cash from operations to fund these notes and the exercise of the option, if executed.

On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. As of March 31, 2002, approximately 155,000 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.

The Company is in the process of developing new products including a new generation of multipurpose room tables. The Company anticipates additional research and development expenditures in the next fiscal year, and that if such product development efforts are successful, capital expenditures of approximately $6 million may be required over the next twelve to eighteen months. The Company anticipates funding this capital expenditures using existing capital reserves as well as using cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.

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

Forward-looking statements contained in this Annual Report on Form 10-K include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, cost reductions to preserve margins, the planned exit or sale of the discontinued DO Group and CenterCore operations. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to:

     - references to predicted declines in the institutional furniture and U.S. office furniture markets and the Company's belief that weakness in furniture demand will continue;
     - statements that the Company anticipates that its sales volumes during the first quarter of fiscal 2003 may be only slightly below sales levels of the prior year's first quarter;
     - references to anticipated continued competitive pressure in multipurpose room table markets;
     - references to the Company's efforts to reduce costs to preserve margins and continue generating high levels of positive cash flows;
     - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment;
     - statements that the Company believes the exit and sale of the DO Group and CenterCore businesses will be completed by the end of the first quarter of fiscal 2003;
     - references to the estimated loss to be incurred from the exit or sale of the DO Group and CenterCore businesses;
     - statements related to the Company's expectation that increased research and development costs in developing new products will continue during at least the next fiscal year, and that if such product development efforts are successful, capital expenditures of approximately $6 million may be required over the next twelve to eighteen months;
     - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next twelve months;
     - statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; and
     -     statements related to anticipated capital expenditures.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

     - a continued downturn in domestic and international economies and business conditions specifically in the institutional furniture industry;
     - continued global tension related to the events of September 11, 2001 and U.S. military actions related thereto;
     -     increased competition in the Company's core businesses;
     - the Company's inability for any reason to exit or sell the CenterCore and DO Group businesses in a timely manner and find buyers for the assets of such operations on acceptable terms;
     - a downturn in the Company's discontinued operations and the Company's inability to fund losses if they occur in the Company's DO Group and CenterCore operations;
     - loss of important customer contracts through increased price-based and product quality competition especially in the Company's multipurpose room furniture segment;
     -     limited management and key employee resources;
     - declines in sales volumes and profit margins in the Company's core businesses;
     - lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and healthcare seating operations, higher materials and labor costs, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets;
     - management's inability for any reason to manage effectively the Company's operations;
     - the Company's inability for any reason to develop new products and expand successfully into new markets;
     - the market's acceptance of products currently being developed by the Company;
     - the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices;
     - import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith;
     -     the Company's ability to maintain relatively low cost labor rates;
     - the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
     - increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason;
     - the Company's ability to refine and enhance the quality and productivity of its manufacturing process;
     - the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;

     - the Company's ability to retain and maintain relationships with key customers;
     -     the Company's ability to raise capital, if needed;
     - the availability of insurance funding for the Company's healthcare seating products;
     - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products; and
     - other factors noted in "Item 1. Business-Risk Factors That May Affect Future Results of Operations."

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufacturers its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 2002, approximately 5.9 percent of the Company's net sales, 6.8 percent of the Company's cost of products sold, and 10.4 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2002. The Company's healthcare chair operations have occasionally entered into forward contracts for specific US$ denominated accounts receivable. As of March 31, 2002, no forward contracts were outstanding.

The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. The Company estimates that a 10 percent adverse change in foreign exchange rates could have reduced operating profit by as much as $30,000 and $75,000 for the fiscal years ended March 31, 2002 and 2001. As mentioned above, this quantitative measure has inherent limitations and the sensitivity analysis disregards the possibility of other effects that may offset such adverse change.

MANAGEMENT'S STATEMENT

The Company's financial statements were prepared by management. Management is responsible for the integrity and objectivity of the financial information presented, including amounts that must necessarily be based on judgments and estimates. The Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States.

The Company's independent auditors, Deloitte & Touche LLP, have audited these financial statements. They have examined, on a test basis, evidence supporting the amounts and disclosures in the financial statements. They have also assessed the accounting principles used and significant estimates made by management, as well as evaluated the overall financial statement presentation in order to arrive at an opinion on the fairness of the financial statements.

The Audit Committee of the Board of Directors is composed of directors who are free of any relationship or personal interest that, in the opinion of the Board of Directors, would interfere with their ability to exercise sound judgment as a committee member. The purpose of the Audit Committee is to provide assistance to the overall Board of Directors in fulfilling the Board's responsibility to the shareholders, potential shareholders, and investment community relating to corporate accounting, reporting practices of the corporation, and the quality and integrity of the financial reports of the corporation. In so doing, it is the responsibility of the Audit Committee to establish and maintain free and open means of communication between the directors, the independent auditor, and the financial management of the Company.

Based on a review and discussions of the Company's 2002 audited consolidated financial statements with management and discussions with the independent auditors, the Audit Committee recommended to the Board of Directors that the Company's fiscal 2002 audited financial statements be included in the Company's annual report on Form 10-K. The Board of Directors concurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MITY Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of MITY Enterprises, Inc. (formerly Mity-Lite, Inc.) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period
ended March 31, 2002.   These financial statements are the responsibility of
MITY Enterprises' management.   Our responsibility is to express an opinion on
these financial statements based on our audits.   We did not audit the
financial statements of DO Group, Inc. for the year ended March 31, 2000, MITY Enterprises' investment in which is accounted for by use of the equity method.
 MITY Enterprises' equity of $368,000 in DO Groups's net income for the year ended March 31, 2000, are included in the accompanying financial statements. The financial statements of DO Group, Inc. for the year ended March 31, 2000 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally
accepted in the United States of America.   Those standards require that we
plan and perform the audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement.   An audit includes
examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of MITY Enterprises, Inc. and subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Salt Lake City, Utah
May 20, 2002

CONSOLIDATED BALANCE SHEETS
March 31,                                    2002              2001
                                        --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents               $ 8,926,000       $ 4,857,000
  Available for sale securities             4,593,000         1,180,000
  Accounts receivable, less allowances
    of $346,000 at March 31, 2002 and
    $302,000 at March 31, 2001              4,382,000         4,860,000
  Inventories                               1,235,000         1,525,000
  Prepaid expenses and other current
    assets                                    599,000         1,244,000
  Deferred income tax assets                3,117,000         1,698,000
  Net current assets of discontinued
    operations                              1,563,000         5,754,000
                                        --------------    --------------
Total current assets                       24,415,000        21,118,000
Property and equipment, net                 6,286,000         6,207,000
Deferred income tax assets                    405,000           590,000
Intangible assets, net                        932,000         1,010,000
Notes receivable, net                         486,000              -
Net noncurrent assets of discontinued
  operations                                  845,000         3,362,000
                                        --------------    --------------
                                          $33,369,000       $32,287,000
                                        ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $ 1,649,000       $ 2,420,000
  Accrued expenses and other current
    liabilities                             4,401,000         2,398,000
                                        --------------    --------------
Total current liabilities                   6,050,000         4,818,000
                                        --------------    --------------
Total liabilities                           6,050,000         4,818,000
Commitments and Contingencies (Note 11)          -                 -
Stockholders' equity:
  Preferred stock, par value $.10 per
    share; authorized 3,000,000 shares;
    no shares issued and outstanding             -                 -
  Common stock, par value $.01 per
    share; authorized 10,000,000 shares;
    issued and outstanding 5,000,343
    shares at March 31, 2002 and
    5,083,796 shares at March 31, 2001         50,000            51,000
  Additional paid-in capital               11,755,000        11,686,000
  Retained earnings                        15,615,000        15,796,000
  Accumulated other comprehensive loss       (101,000)          (64,000)
                                        --------------    --------------
Total stockholders' equity                 27,319,000        27,469,000
                                          $33,369,000       $32,287,000
                                        ==============    ==============
      (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF INCOME
Year Ended March 31,                 2002            2001            2000
                                -----------      -----------     -----------
Net sales                       $40,094,000      $42,203,000     $37,395,000
Cost of products sold            23,738,000       25,504,000      22,286,000
                                -----------      -----------     -----------
Gross profit                     16,356,000       16,699,000      15,109,000
                                -----------      -----------     -----------
Operating expenses:
  Selling                         6,363,000        6,595,000       5,547,000
  General and administrative      2,028,000        1,960,000       1,781,000
  Research and development        1,158,000          874,000         799,000
                                -----------      -----------     -----------
Total operating expenses          9,549,000        9,429,000       8,127,000
                                -----------      -----------     -----------
Income from continuing operations 6,807,000        7,270,000       6,982,000
Other income (expense):
  Interest expense                     -             (24,000)        (30,000)
  Investment income                 348,000           94,000         276,000
  Other                              20,000           47,000         (15,000)
                                -----------      -----------     -----------
Total other income, net             368,000          117,000         231,000
                                -----------      -----------     -----------
Income before provision for
  income taxes                    7,175,000        7,387,000       7,213,000
Provision for income taxes        2,772,000        2,836,000       2,667,000
                                -----------      -----------     -----------
Net income from continuing
  operations                      4,403,000        4,551,000       4,546,000
Discontinued operations (Note 4):
  Income (loss) from discontinued
   operations (net of applicable
   income tax benefit (expense)
   of $166,000, $2,750,000, and
   ($84,000) for the periods
   ended March 31, 2002, 2001,
   and 2000, respectively)         (271,000)      (4,547,000)        154,000
  Estimated loss on disposal (net
   of applicable income tax
   benefit of $1,545,000)        (3,256,000)            -               -
                                -----------      -----------     -----------
Net income                       $  876,000       $    4,000      $4,700,000
                                ===========      ===========     ===========

Basic earnings per share from
  continuing operations               $0.86            $0.90           $0.95
Basic earnings (loss) per share
  from discontinued operations        (0.05)           (0.90)           0.03
Basic loss per share on disposal
  of discontinued operations          (0.64)            -               -
                                -----------      -----------     -----------
Basic earnings per share              $0.17            $0.00           $0.98
                                ===========      ===========     ===========
Weighted average number of
  common shares basic             5,071,125        5,076,456       4,812,610
                                ===========      ===========     ===========
Diluted earnings per share from
  continuing operations               $0.85            $0.87           $0.89
Diluted earnings (loss) per share
  from discontinued operations        (0.05)           (0.87)           0.03
Diluted loss per share on
  disposal of discontinued
  operations                          (0.63)            -               -
                                -----------      -----------     -----------
Diluted earnings per share            $0.17            $0.00           $0.92
                                ===========      ===========     ===========
Weighted average number of
  common and common equivalent
  shares   diluted                5,208,924        5,216,604       5,120,247
                                ===========      ===========     ===========

          (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            Accumulated
                                        Common   Additional                       Other         Total
                                         Stock      Paid-In     Retained  Comprehensive  Stockholders'
                                     Par-Value      Capital     Earnings  Income (Loss)        Equity
-----------------------------------------------------------------------------------------------------
Balance at April 1, 1999               $48,000   $7,806,000  $12,009,000        $55,000   $19,918,000
Comprehensive income:
  Net income                                                   4,700,000
  Unrealized losses on available-
    for-sale securities                                                          (5,000)
  Foreign currency translation                                                   85,000
                                                                                          -----------
Total comprehensive income                                                                  4,780,000
Issuance of 25,450 shares of common
  stock from the exercise of options                128,000                                   128,000
Issuance of 12,198 shares of common
  stock to the Company's 401(k) plan                119,000                                   119,000
Purchase and retirement of 48,750
  shares of common stock                            (79,000)    (522,000)                    (601,000)
Tax benefit of employee stock options                41,000                                    41,000
-----------------------------------------------------------------------------------------------------
Balance at March 31, 2000               48,000    8,015,000   16,187,000        135,000    24,385,000
Comprehensive income (loss):
  Net income                                                       4,000
  Unrealized gains on available-
    for-sale securities                                                           2,000
  Foreign currency translation                                                 (201,000)
                                                                                           ----------
Total comprehensive loss                                                                     (195,000)
Issuance of 40,905 shares used to
  acquire DO Group, Inc.                 1,000      677,000                                   678,000
Issuance of 220,324 shares of common
  stock from the exercise of options     2,000    2,126,000                                 2,128,000
Issuance of 26,765 shares of common
  stock to the Company's 401(k) plan                290,000                                   290,000
Purchase and retirement of 27,780
  shares of common stock                            (55,000)    (395,000)                    (450,000)
Tax benefit of employee stock options               633,000                                   633,000
-----------------------------------------------------------------------------------------------------
Balance at March 31, 2001               51,000   11,686,000   15,796,000        (64,000)   27,469,000

Comprehensive income:
  Net income                                                     876,000
  Unrealized losses on available-
    for-sale securities                                                         (19,000)
  Foreign currency translation                                                  (18,000)
                                                                                           ----------
Total comprehensive income                                                                    839,000
Issuance of 32,192 shares of common
  stock from the exercise of options                195,000                                   195,000
Issuance of 38,955 shares of common
  stock to the Company's 401(k) plan                223,000                                   223,000
Purchase and retirement of 154,600
  shares of common stock                (1,000)    (361,000)  (1,057,000)                  (1,419,000)
Tax benefit of employee stock options                12,000                                    12,000
-----------------------------------------------------------------------------------------------------
Balance at March 31, 2002              $50,000  $11,755,000  $15,615,000      ($101,000)  $27,319,000
=====================================================================================================
        (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED MARCH 31,                          2002        2001        2000
                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $  876,000  $    4,000  $4,700,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Net loss (earnings) from discontinued
      operations                            3,527,000   4,547,000    (154,000)
    Depreciation and amortization           1,178,000     965,000     804,000
    Deferred taxes                         (1,234,000)   (875,000)     36,000
    Loss (gain) on disposal of property
      and equipment                             4,000      (2,000)     (1,000)
    Tax benefit from exercise of stock
      options                                  12,000     633,000      41,000
    Changes in assets and liabilities
      (net of effects from purchase of DO
      Group and CenterCore):
       Accounts receivable                    469,000    (466,000)   (848,000)
       Inventories                            285,000    (156,000)    161,000
       Prepaid expenses and other current
        assets                                644,000    (228,000)   (293,000)
       Accounts payable                      (768,000) (2,026,000)    536,000
       Accrued expenses and other current
        liabilities                         2,007,000  (1,656,000)    155,000
                                           ----------  ----------  ----------
Net cash provided by continuing operations  7,000,000     740,000   5,137,000
Net cash provided by (used in)
  discontinued operations                   3,217,000   5,349,000  (2,923,000)
                                           ----------  ----------  ----------
Net cash provided by operating activities  10,217,000   6,089,000   2,214,000
                                           ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale
  securities                              (10,673,000) (1,200,000) (3,057,000)
Sales and maturities of available-for-
  sale securities                           7,241,000      21,000   6,950,000
Proceeds from sale of property and
  equipment                                     4,000      17,000       1,000
Purchases of property and equipment        (1,198,000) (2,990,000) (2,695,000)
Decrease (increase) in notes receivable      (486,000)     19,000     199,000
Cash received from affiliate                     -           -        179,000
Increase in acquisition advances                 -           -       (158,000)
Purchase of CenterCore (net of cash
  acquired)                                      -           -     (5,342,000)
Purchase of DO Group (net of cash acquired)      -     (2,127,000)       -
                                           ----------  ----------  ----------
Net cash used in continuing operations     (5,112,000) (6,260,000) (3,923,000)
Net cash provided by (used in)
  discontinued operations                     (36,000)   (198,000)    299,000
                                           ----------  ----------  ----------
Net cash used in investing activities      (5,148,000) (6,458,000) (3,624,000)
                                           ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock
  options and issuance of shares to the
  401(k) plan                                 418,000   2,418,000     247,000
Purchase and retirement of common stock    (1,419,000)   (450,000)   (601,000)
Increase (decrease) in bank line of credit       -       (313,000)     21,000
Decrease in long term debt                       -           -       (146,000)
                                           ----------  ----------  ----------
Net cash provided by (used in) continuing
  operations                               (1,001,000)  1,665,000    (479,000)
Net cash used in discontinued operations         -     (2,563,000)       -
                                           ----------  ----------  ----------
Net cash used in financing activities      (1,001,000)   (908,000)   (479,000)
                                           ----------  ----------  ----------
Effect of exchange rate changes on cash         1,000      (7,000)      1,000
                                           ----------  ----------  ----------
Net increase (decrease) in cash and cash
  equivalents                               4,069,000  (1,284,000) (1,888,000)
Cash and cash equivalents at beginning of
  year                                      4,857,000   6,141,000   8,029,000
                                           ----------  ----------  ----------
Cash and cash equivalents at end of year   $8,926,000  $4,857,000  $6,141,000
                                           ==========  ==========  ==========
       (See accompanying notes to consolidated financial statements)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

YEAR ENDED MARCH 31,                          2002        2001        2000
                                           ----------  ----------  ----------
Cash paid during the year for income taxes $1,693,000  $1,247,000  $2,770,000
Cash paid for interest                           -         24,000      30,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

DO Group Acquisition:

In April of 2000, the Company acquired the remaining 50.1 percent interest in DO Group, Inc. for $2,127,000 in cash and 40,905 shares of the Company's common stock valued at the date of purchase at $678,000. These amounts, when added to its previous net investment of $1,412,000, brought the Company's total investment to $4,217,000. In conjunction with the acquisition, liabilities were assumed as follows:

            Fair value of assets acquired             $  12,101,000
            Cost in excess of fair value of assets        1,376,000
            Cash and stock paid for the capital stock    (4,217,000)
                                                      -------------
            Liabilities assumed                       $   9,260,000
                                                      =============


CenterCore Acquisition:

In April of 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. for $5,342,000. In conjunction with the acquisition, liabilities were assumed as follows:





            Fair value of assets acquired             $   3,767,000
            Cost in excess of fair value of assets        2,063,000
            Cash paid for the assets                     (5,342,000)
                                                      -------------
            Liabilities assumed                       $     488,000


               (See accompanying notes to financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for each of the three years in the period ended March 31, 2002

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MITY Enterprises, Inc. (formerly Mity-Lite, Inc. and referred to as the "Company") designs and manufactures multipurpose room furniture, healthcare seating, and specialty systems furniture and markets these products in niche markets. In addition, the Company continues to pursue acquisitions of product lines or companies that will be complementary to the Company's businesses.
The Company markets its products throughout the United States, Canada and in certain foreign countries. In August of 2000, the Company changed its name from Mity-Lite, Inc. to MITY Enterprises, Inc.

DISCONTINUED OPERATIONS
During the quarter ended June 30, 2001, the Company developed and approved a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. This segment consists of the CenterCore and DO Group businesses. As a result of these actions, the Company is treating DO Group and CenterCore as a discontinued operation (See Note 4. Discontinued Operations).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements of the Company include the accounts of MITY Enterprises, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments which have a term maturity not greater than three months.

AVAILABLE-FOR-SALE SECURITIES
Debt securities, which consist of municipal bonds, corporate bonds and government agency securities, are classified as available-for-sale. When the fair value of available-for-sale securities differs from the amortized cost, the resulting unrealized gain or loss is recorded as a component of comprehensive income (loss). The amortization of premiums and discounts on debt securities in this category are included in investment income and reflected in the amortized cost of the debt securities. The cost of securities sold during the period is based on the specific identification method. Interest on securities in this category are included in investment income. For the years ended March 31, 2002, 2001, and 2000 the Company had holding gains (losses) on available-for-sale securities of ($19,000), $2,000, and ($5,000), respectively.

The contractual maturities of the available-for-sale securities held at March 31, 2002 and 2001 are summarized below:

Fiscal Year Ended March 31,            2002                    2001
                               Amortized      Fair      Amortized      Fair
                                  Cost        Value        Cost        Value
                              ----------  ----------   ----------  ----------
Due in one year or less       $1,011,000  $1,007,000   $  178,000  $  178,000
Due after one through two
  years                        3,612,000   3,586,000         -           -
Due after three through four
  years                             -           -       1,000,000   1,002,000
                              ----------  ----------   ----------  ----------
                              $4,623,000  $4,593,000   $1,178,000  $1,180,000
                              ==========  ==========   ==========  ==========
INVENTORIES
Inventories are stated at the lower of cost, on a first in, first out basis, or market.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Maintenance and repairs are charged to operations as incurred, whereas major replacements and improvements are capitalized and subsequently depreciated. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Depreciation and amortization on the Company's property and equipment are provided on a straight-line basis over the estimated useful lives of the related assets as follows:
                                       Estimated Useful
                                       Life (in years)
                                       ----------------
      Machinery and equipment              5 to 10
      Furniture and fixtures                3 to 5
      Leasehold improvements                5 to 15
      Buildings and improvements              30

INTANGIBLE ASSETS
Intangible assets represent goodwill that arose on the Broda acquisition. As of March 31, 2002 and 2001, accumulated amortization totaled $230,000 and $162,000, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the notes receivable approximates its book value at March 31, 2002. The amortized cost of available-for-sale securities exceeds fair value by $20,000 as of March 31, 2002. The fair value of available-for-sale securities exceeds amortized cost by $2,000 as of March 31, 2001. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

INCOME TAXES (SEE NOTE 10. INCOME TAXES)
The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

STOCK-BASED COMPENSATION
Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since the Company has decided to continue applying Accounting Principles Board (APB) Statement No. 25 (as permitted by SFAS No.
123), the  required disclosure of the effects of SFAS No. 123 are included in
Note 8.

USE OF ESTIMATES
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, and values for the discontinued operations. Actual results could differ from these estimates.

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

During the year ended March 31, 2001, the Company announced it was seeking a potential buyer of its CenterCore product line and determined that goodwill was impaired. As a result, the Company incurred a $1,882,000 charge during the prior year to write off all of the goodwill related to its CenterCore operations. Since the Company is currently treating the DO Group and CenterCore segments as discontinued operations, this impairment charge has been reclassified to income (loss) from discontinued operations (See Note 4.)

COMPREHENSIVE INCOME (LOSS)
In accordance with SFAS 130, "Reporting Comprehensive Income," the Company's comprehensive income (loss) consists of foreign currency adjustments and unrealized holding gains and losses on available-for-sale securities.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2001 and 2000 balances to be consistent with the 2002 presentation including the reclassification of discontinued operations as discussed in footnote 4.

2.  INVENTORIES

Inventories consisted of the following:

March 31,                                           2002           2001
                                                ------------   ------------
     Materials and supplies                      $  747,000     $  924,000
     Work-in-progress                               174,000        169,000
     Finished goods                                 314,000        432,000
                                                ------------   ------------
                                                 $1,235,000     $1,525,000
                                                ============   ============


3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

March 31,                                           2002           2001
                                                ------------   ------------

     Machinery and equipment                     $4,985,000     $4,170,000
     Furniture and fixtures                       1,865,000      1,788,000
     Leasehold improvements                         700,000        670,000
     Building and improvements                    1,925,000      1,870,000
     Land and improvements                        1,306,000      1,298,000
                                                ------------   ------------
                                                 10,781,000      9,796,000
Less accumulated depreciation and amortization   (4,495,000)    (3,589,000)
                                                ------------   ------------
                                                 $6,286,000     $6,207,000
                                                ============   ============


4.  DISCONTINUED OPERATIONS

On March 31, 1997, the Company acquired a 49.9 percent equity interest in DO Group, Inc. ("Do Group"), a privately-held manufacturer of office seating and office panel systems headquartered in Elkhart, Indiana. DO Group markets its products under the Domore, DO3, JG and Corel trade names and has manufacturing facilities in Elkhart, Indiana and Marked Tree, Arkansas. The Company purchased its 49.9 percent equity interest for $750,000 in cash and the payment of certain closing and due diligence costs totaling $118,000.

As part of the initial acquisition, the Company loaned $1,000,000 in a senior subordinated note to a wholly-owned subsidiary of DO Group. As of March 31, 2000, the outstanding balance of the note had increased to $1,052,000 and was included in note receivable from affiliate. The note, which was subordinated to a financial institution's interest, was secured by inventories, receivables, machinery and equipment, furniture and fixtures, real property, and all other assets of DO Group. The note matured on April 30, 2000 and bore interest at 10 percent payable quarterly. The Company believes the interest rate approximated the market rate of interest for similar debt instruments negotiated at arms length.

Until April 1, 2000, when the Company acquired the remaining 50.1 percent, the Company utilized the equity method of accounting for its investment. Under the equity method, the Company recognized its proportionate share of the earnings of DO Group as incurred. For the year ended March 31, 2000, DO Group contributed $368,000 to the Company's pretax profit.

On April 1, 2000, the Company acquired the remaining 50.1 percent interest in the DO Group, Inc. the Company exchanged $2,127,000 in cash and 40,905 shares of the Company's common stock valued at $678,000 for the remaining 50.1
percent of DO Group stock from the DO Group shareholders.   In addition, the
Company  assumed approximately $1,000,000 in long term debt and another
$2,510,000 in a revolving credit line.   The acquisition was treated for
accounting purposes as a step purchase.   DO Group is now a wholly-owned
subsidiary of the Company.   Cash from the Company's general working capital
was used to fund the purchase.

On April 9, 1999, the Company acquired certain assets and obligations of The CenterCore Group, Inc. ("CenterCore"), a privately-owned designer, manufacturer and marketer of call center furniture.

Two wholly-owned subsidiaries of the Company completed the transactions.   C
Core, Inc.("C Core"), a Utah corporation, purchased the accounts receivable, inventory, machinery and equipment, intellectual property and certain other assets of The CenterCore Group, Inc. for approximately $5,342,000.

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

In July 2000, product manufacturing for CenterCore was transitioned to DO Group, which was then a 49.9 percent-owned affiliate of the Company. During the fiscal year ended March 31, 2000, C Core purchased finished goods from DO Group, at an agreed upon percentage in excess of cost at the time of shipment to the customer. Effective April 1, 2000, DO Group became a wholly owned subsidiary of the Company.

During the consolidation of the Company's CenterCore and DO Group manufacturing operations in Marked Tree, Arkansas, and until approximately June 2001, the CenterCore and DO Group operations, particularly the office systems operations located in Marked Tree, Arkansas, experienced various operational challenges. Material and labor costs each increased as a percent of sales. Overhead costs also increased both as a percentage of sales and in the aggregate. The average sales prices of the Company's products declined as a result of discounting on a few large orders and offering customer service discounts. In addition, there were delays in implementing management information systems to fully support the operations. The operational inefficiencies, information system problems, and their related costs significantly and adversely impacted the Company's gross margin and customer service levels and eroded the DO Group and CenterCore sales base. Because of these problems, DO Group's and CenterCore's sales declined and cumulative losses grew.

After acquiring and taking over the direct management of DO Group, the Company worked to identify and resolve operational and other problems. The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing revised business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. DO Group and CenterCore continued to sustain losses through June 2001. Beginning in July 2001, the operation was once again profitable and most of the operational inefficiencies and information system problems had been resolved.

In December 2000, the Company announced it was seeking a buyer for the CenterCore product line. In February 2001, the Company announced that it had retained McDonald Investments, Inc. to investigate strategic alternatives for the Company including the sale of all or parts of the Company. The Company has since decided not to pursue a sale of the entire Company. However, during the quarter ended June 30, 2001, the Company developed a plan for exiting and selling the CenterCore and DO Group businesses. On June 29, 2001, the Company's Board of Directors approved a plan for exiting and selling the assets of the CenterCore and DO Group businesses within a year's period of time.

As a result of these actions and in accordance with APB Opinion No. 30,
Reporting the Results of Operations   Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. For the nine months ended March 31, 2002, the estimated operating loss, net of applicable taxes and transition costs, for the discontinued segment was $316,000. The actual operating income, net of applicable taxes and transition costs, for the same period was $681,000, or $997,000 higher than estimated. Also, for the year ended March 31, 2002, the net current assets of discontinued operations has decreased from $5.7 million to $1.6 million as receivables have been collected and segments of the business have been sold. This has resulted in the discontinued operations becoming a major contributor to the growing cash position of the Company. However, these results are not necessarily indicative of what can be expected for future periods prior to full disposal of the remainder of the discontinued operations. Actual losses may be less than or greater than those estimated.

On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes receivable from the buyer. The first note receivable, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note receivable is due in April 2003. The second note receivable, totaling $250,000, which also bears interest at the prime rate, requires monthly payments of interest only from November 2001 through January 2002 and monthly principal and interest payments beginning in February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and are valued on the balance sheet at $82,000 and $185,000, respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable.

Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:

March 31,                                           2002           2001
                                                ------------   ------------
Current assets:
  Accounts receivable                            $ 1,478,000    $ 3,211,000
  Inventories                                         85,000      2,375,000
  Prepaid expenses and other current assets             -           168,000
                                                ------------   ------------
Total current assets                             $ 1,563,000    $ 5,754,000
                                                ============   ============
Non-current assets:
  Property and equipment, net                    $   845,000    $ 2,145,000
  Intangibles and other assets, net                     -         1,217,000
                                                ------------   ------------
Total non-current assets                         $   845,000    $ 3,362,000
                                                ============   ============

Net sales for this discontinued operation for the years ended March 31, 2002, 2001, and 2000 are as follows:

Year Ended March 31,                  2002          2001          2000
                                   ----------    ----------    ----------
  Net sales                       $13,553,000   $17,442,000   $10,102,000



5.  NOTES RECEIVABLE

During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable to a startup development company. In April 2002, the Company invested an additional $250,000 in the form of a note receivable. The Company may, at its discretion, invest an additional $500,000 in notes in two increments over the next nine months. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock.

During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. If the Company chooses to close the transaction, the good faith deposit will be converted into 18.9 percent of the equity of the startup development company. The Company has a further option to purchase an additional 31.1 percent equity for an additional $82,000. If the Company chooses not to close the transaction, the Company can use the good faith deposit for the purchase of product from the startup development company.

During the quarter ended March 31, 2002, the Company also set up a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $110,000 for this note receivable. At March 31, 2002, $68,000 was the current portion of this note receivable which is included in prepaid expenses and other current assets.


6.  DEBT

The Company's wholly-owned subsidiary, Broda Enterprises had a line of credit, bearing interest at Canadian prime (3.75 percent at March 31, 2002) which is secured by a General Security Agreement, an assignment of insurance and guarantees by the Company. The limit on this loan is $630,000. At March 31, 2002 and 2001, no balance was outstanding. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2002, the Company was in full compliance with the loan covenants related to this credit facility.


7.  ACCRUED EXPENSES

Accrued expenses consisted of the following:

March 31,                                           2002           2001
                                                ------------   ------------
   Accrued payroll and payroll taxes             $ 1,044,000    $ 1,367,000
   Accrued warranty                                  375,000        511,000
   Reserve for discontinued operation              2,534,000           -
   Other                                             448,000        520,000
                                                ------------   ------------
                                                 $ 4,401,000    $ 2,398,000
                                                ============   ============


8.  COMMON STOCK OPTIONS

At March 31, 2002, the Company has two stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan and 900,000 shares of common stock for issuance under the 1997 Plan. Of this amount, 150,000 shares are subject to shareholder approval. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on The Nasdaq Stock Market except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:

                                       Number           Weighted Average
                                     of Options          Exercise Price
                                     ----------         ----------------
Outstanding at April 1, 1999           710,853               $ 8.28

Granted                                 51,653                14.91
Exercised                              (25,450)                5.35
Forfeited                              (10,150)                9.74
                                     ----------         ----------------
Outstanding at March 31, 2000          726,906                 8.84

Granted                                229,435                 7.63
Exercised                             (220,324)                9.66
Forfeited                              (46,875)                9.93
                                     ----------         ----------------
Outstanding at March 31, 2001          689,142                 8.10

Granted                                122,850                 8.62
Exercised                              (32,192)                6.07
Forfeited                              (50,227)               10.72
                                     ----------         ----------------
Outstanding at March 31, 2002          729,573               $ 8.09
                                     ==========         ================

Options exercisable at March 31, 2002, 2001 and 2000 were 432,053, 366,294, and 269,423, respectively. Options vest over a one- to four-year period and are generally exercisable over ten-years.

The following table summarizes the combined information from the 1990 and 1997 Plans' options outstanding at March 31, 2002:

              Options Outstanding                        Options Exercisable
    --------------------------------------------         -------------------
                           Weighted
                            Average        Weighted                Weighted
  Range of     Number      Remaining       Average      Number     Average
  Exercise      Out-     Contractual       Exercise    Exercis-    Exercise
   Prices     standing   Life (in years)    Price        able       Price
------------  --------   --------------    --------    --------    --------
 $1.82-$2.33   75,701         2.05          $ 2.05      75,701      $ 2.05
   4.08-5.75   64,500         3.92            4.86      64,500        4.86
   6.08-7.75  195,719         8.63            6.91      66,018        7.07
   8.15-8.20   74,000         9.99            8.15           0         N/A
  9.67-11.75  272,453         7.08           10.22     199,478       10.30
 12.96-15.50   47,200         8.00           14.76      26,356       14.75
------------  --------   --------------    --------    --------    --------
$1.82-$15.50  729,573         7.05          $ 8.09     432,053      $ 7.82
============  ========   ==============    ========    ========    ========

The Company has applied APB Opinion 25 and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

Year Ended March 31,                     2002         2001          2000
                                      ----------   ----------    ----------
   Net income (loss):
      As reported                     $  876,000   $    4,000    $4,700,000
      Pro forma                          624,000     (187,000)    4,413,000

   Earnings (loss) per share - basic:
      As reported                          $0.17        $0.00         $0.98
      Pro forma                            $0.12       ($0.04)        $0.91

   Earnings (loss) per share - diluted:
      As reported                          $0.17        $0.00         $0.92
      Pro forma                            $0.12       ($0.04)        $0.86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: expected volatility of 44 percent, 44 percent, and 32 percent, risk free interest rates of 3.62 percent, 5.53 percent and 6.18 percent, and expected lives of one to four years. Under SFAS No. 123, the weighted average fair value per share of options issued during the years ended March 31, 2002, 2001 and 2000 was $2.96, $2.75, and $4.37, respectively.


9.  EMPLOYEE BENEFIT PLANS

In January 1995, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amounts contributed to the plan for the years ended March 31, 2002, 2001 and 2000 were $88,000, $87,000, and $75,000, respectively.

In October 1996, the Board of Directors reserved up to 37,500 shares of MITY Enterprises common stock to be issued under the provisions of the 401(k) plan. An additional 50,000 shares of common stock were reserved in January 2000 and an additional 100,000 shares of common stock were reserved in March 2002. Shares are issued to the plan on a quarterly basis. The amounts issued to the plan in MITY Enterprises common stock for the years ended March 31, 2002, 2001 and 2000 were $223,000, $290,000, and $119,000, respectively. As of March 31,
2002, 94,060 shares had been issued under the provisions of the plan.

Substantially all of the Arkansas union shop employees are covered under a multi-employer pension plan. The current contribution rate is 22.5 cents for each hour compensated. Pension expense for the years ended March 31, 2002, 2001, and 2000 were $32,000, $33,000, and none respectively.

10.  INCOME TAXES

Income tax expense (benefit) from continuing operations consisted of the following components:

Year Ended March 31,                     2002          2001          2000
                                      ----------    ----------    ----------
    Current:
       Federal                        $2,121,000    $2,204,000    $2,150,000
       State                             330,000       345,000       338,000
       Foreign                           460,000       340,000       143,000
                                      ----------    ----------    ----------
    Total current                      2,911,000     2,889,000     2,631,000
                                      ----------    ----------    ----------
    Deferred:
       Federal                          (101,000)      (31,000)       45,000
       State                             (10,000)       (3,000)        4,000
       Foreign                           (28,000)      (19,000)      (13,000)
                                      ----------    ----------    ----------
    Total deferred                      (139,000)      (53,000)       36,000
                                      ----------    ----------    ----------
                                      $2,772,000    $2,836,000    $2,667,000
                                      ==========    ==========    ==========

The tax provisions for continuing operations were at effective rates as follows:

Year Ended March 31,                     2002          2001          2000
                                      ----------    ----------    ----------
Federal statutory tax rates             34.0%         34.0%         34.0%
State / provincial income taxes,
  net of federal benefit                 3.3           3.3           3.3
Foreign tax                              0.6           0.6           0.3
Goodwill amortization                    0.6           0.6            -
Meals and entertainment                  0.2           0.2           0.1
Foreign sale corporation                (0.7)         (0.5)         (0.4)
Tax exempt interest                       -             -           (0.4)
Other                                    0.6           0.2           0.1
                                      ----------    ----------    ----------
                                        38.6%         38.4%         37.0%
                                      ==========    ==========    ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

March 31,                                 2002                  2001
                                  Current   Long Term   Current   Long Term
Deferred tax assets:
 Allowance for doubtful accounts   $105,000              $137,000
 Inventory                          374,000               381,000
 Vacation accrual                    49,000                85,000
 Warranty reserve and accrual       219,000               259,000
 Discontinued operations          2,097,000   $128,000    667,000
 Net operating loss carryforward    121,000    352,000    121,000   $714,000
 AMT credit                                     30,000                31,000
 Other accruals                     152,000      1,000     48,000
                                  ---------  ---------  ---------  ---------
Total                             3,117,000    511,000  1,698,000    745,000
Deferred tax liabilities:
 Depreciation and amortization                 (34,000)             (155,000)
 Other accruals                                (72,000)
                                  ---------  ---------  ---------  ---------
Net deferred tax asset           $3,117,000   $405,000 $1,698,000   $590,000
                                  =========  =========  =========  =========

At March 31, 2002, the Company had a net operating loss carryforward of $1,253,000 which, if unused, expires in 2011.


11.  COMMITMENTS

The Company leases a facility in Orem, Utah from a related party under an operating lease which expires in March 2005 and is renewable at the then current market rates for an additional five years. The agreement requires minimum lease payments of $205,000 per year until expiration.
The Company leases two buildings in its Waterloo, Ontario, Canada location under an operating lease which expires in July 2002. The Company will then have the option of renewing the lease for two years upon the same terms and conditions for an amount mutually agreed upon. The current agreement requires lease payments of $36,000 for the first four months of fiscal year 2003.

As of March 31, 2002, future minimum payments under noncancellable operating leases with terms in excess of one year are approximately as follows:

Year ending March 31:
           2003       $ 241,000
           2004         205,000
           2005         205,000
           2006          51,000
                      ---------
           Total      $ 702,000
                      =========

The Company rents delivery vehicles on an as needed basis. The Company also has other month to month lease agreements.

Total rent expense was $477,000, $564,000, and $264,000 for the years ended
March 31, 2002, 2001 and 2000, respectively.   At March 31, 2002, the Company
has committed to purchasing $217,000 in raw materials inventory.

12.  BUSINESS SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being two continuing business segments: multipurpose room furniture and healthcare seating. The Company also has a discontinued segment consisting of specialty office systems furniture. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related
products.   The discontinued specialty office systems furniture business segment manufactures and markets open plan systems panel furniture, computer
free standing furniture, panel clusters and other related products.   The
Company's healthcare seating segment represents all of the Company's foreign-based sales.

Reportable segment data reconciled to the consolidated financial statements for the fiscal year ended March 31, 2002, 2001 and 2000 are as follows:

Fiscal Year Ended March 31,               2002         2001         2000
                                      -----------  -----------  -----------
Net sales:
 Multipurpose room furniture          $35,334,000  $37,837,000  $33,923,000
 Healthcare seating                     4,760,000    4,366,000    3,472,000
                                      -----------  -----------  -----------
                                      $40,094,000  $42,203,000  $37,395,000
                                      ===========  ===========  ===========
Income from continuing operations:
 Multipurpose room furniture          $ 5,708,000  $ 6,351,000  $ 6,475,000
 Healthcare seating                     1,099,000      919,000      507,000
                                      -----------  -----------  -----------
                                      $ 6,807,000  $ 7,270,000  $ 6,982,000
                                      ===========  ===========  ===========
Depreciation & amortization expense:
 Multipurpose room furniture          $ 1,027,000  $   799,000  $   636,000
 Healthcare seating                       151,000      166,000      168,000
                                      -----------  -----------  -----------
                                      $ 1,178,000  $   965,000  $   804,000
                                      ===========  ===========  ===========
Capital expenditures, net:
 Multipurpose room furniture          $ 1,070,000  $ 2,910,000  $ 2,672,000
 Healthcare seating                       128,000       80,000       23,000
                                      -----------  -----------  -----------
                                      $ 1,198,000  $ 2,990,000  $ 2,695,000
                                      ===========  ===========  ===========


Fiscal Year Ended March 31,                         2002           2001
                                                ------------   ------------
Total assets:
 Multipurpose room furniture                     $28,215,000    $20,456,000
 Healthcare seating                                2,746,000      2,715,000
 Discontinued operations (Specialty office
  systems segment)                                 2,408,000      9,116,000
                                                 -----------    -----------
                                                 $33,369,000    $32,287,000
                                                 ===========    ===========

13.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

On July 7, 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," an amendment of FASB Statement No. 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 by the Company on April 1, 2001 did not have a significant impact on the Company.

On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is not anticipated to have a material effect on the Company's financial results. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company intends to adopt the provisions of SFAS No. 142 during the Company's fiscal year 2003. At March 31, 2002, the Company had goodwill of $932,000 related to its healthcare seating operation and amortization for the year of $68,000. The impact of this pronouncement on the Company's financial results is currently being evaluated.

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

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table for fiscal years 2001 and 2000 has been changed to reflect reclassifications due to the discontinued operations. Quarterly data (unaudited) for the years ended March 31, 2002, 2001 and 2000 is as follows:

Unaudited Quarterly Financial Information:
(in thousands, except per share amounts)

                                        Q1 2000   Q2 2000   Q3 2000   Q4 2000
                                        -------   -------   -------   -------
 Net sales                               $9,431    $9,173    $9,157    $9,634
 Gross profit                             3,863     3,868     3,680     3,698
 Income before provision for income tax   1,884     1,934     1,700     1,695
 Net income from continuing operations    1,182     1,213     1,075     1,076
 Basic earnings per share*                 0.25      0.25      0.22      0.22
 Diluted earnings per share*               0.24      0.24      0.21      0.21

                                        Q1 2001   Q2 2001   Q3 2001   Q4 2001
                                        -------   -------   -------   -------
Net sales                               $10,931   $10,815   $ 9,322   $11,135
Gross profit                              4,243     4,191     3,772     4,493
Income before provision for income tax    2,021     1,785     1,541     2,040
Net income from continuing operations     1,249     1,106       953     1,243
Basic earnings per share*                  0.25      0.22      0.19      0.24
Diluted earnings per share*                0.24      0.21      0.18      0.24

                                        Q1 2002   Q2 2002   Q3 2002   Q4 2002
                                        -------   -------   -------   -------
Net sales                               $11,050   $10,132   $10,094   $ 8,818
Gross profit                              4,623     4,072     4,131     3,530
Income before provision for income tax    2,079     1,762     1,812     1,522
Net income from continuing operations     1,275     1,087     1,108       933
Basic earnings per share*                  0.25      0.21      0.22      0.19
Diluted earnings per share*                0.24      0.21      0.21      0.18

* Basic and diluted earnings per share information are for earnings from continuing operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None to report.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2002 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2002 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2002 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2002 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  Exhibits


                               Index to Exhibits
Exhibit No.                   Description
2.1 Contribution Agreement dated as of March 24, 1997 by and among Estate of Chester E. Dekko, David Kebrdle, Dennis and Mary M. Kebrdle, Domenic and Martha S. Federico, ChiCol Group, Inc., DO Group, Inc., Sican Corp., Sican II Corp., DO Group Holding, Inc. and Mity-Lite, Inc. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.2 Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and Xaio, Inc. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.3 Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and Ellman Equities, Inc. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.4 Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and Key Equity Capital Corporation incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.5 Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and National City Capital Corporation incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.6 Stock Purchase Agreement dated as of March 13, 1997 between Mity-Lite, Inc. and Cardinal Development Capital Fund I incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.7 Term Loan Agreement dated as of March 24, 1997 between Mity-Lite, Inc. and Sican Corp. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.8 Put Agreement dated as of March 24, 1997 by and among Mity-Lite, Inc. and Dennis Kebrdle, David Kebrdle, Domenic Federico, ChiCol Group, Inc., Sican II Corp., and DO Group, Inc. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated March 31, 1997.
2.9 Stock Purchase Agreement dated as of November 20, 1998, by and among Mity-Lite Acquisition Corp. and Stephen E. Brotherston, Glenn C. Brotherston, Ian D. Brotherston, Margaret E. Brotherston and Sandra L. Brotherston incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated November 25, 1998.
2.10 Asset Purchase Agreement dated as of April 9, 1999, by and among The CenterCore Group, Inc., a Delaware Corporation, Fleet Capital Corporation, a Rhode Island Corporation, and C Core, Inc., a Utah Corporation and wholly owned subsidiary of Mity-Lite, Inc. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 9, 1999.
2.11 Form of Assignment Agreement by and among BOCCC, Inc., a Utah Corporation and wholly owned subsidiary of Mity-Lite, Inc., and various parties holding subordinated debt instruments of The CenterCore Group, Inc. This form of Assignment Agreement is substantially the same agreement that was signed by BOCCC, Inc. and nine different subordinated debt holders incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 9, 1999.
2.12 Stock Purchase Agreement, By and Among DO Group Holding, Inc., David Kebrdle, Mary M. Kebrdle, Martha S. Federico, Estate of Chester E. Dekko, Dennis Kebrdle, Domenic Federico and Mity-Lite, Inc. dated March 17, 2000 incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated April 1, 2000.
3.1 Amended and Restated Articles of Incorporation of the Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
3.2 Amended and Restated Bylaws of the Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
3.3 First Amendment to the Amended and Restated Bylaws of Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
4.1 Form of Stock Certificate incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.1 Revolving Note dated March 16, 1992 and Revolving Loan Agreement dated March 16, 1992 between the Registrant and First Security Bank of Utah, N.A. incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.2 Modification Agreement dated March 16, 1993 between the Registrant and First Security Bank of Utah, N.A. incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.3 Lease Agreement dated November 1, 1993 between the Registrant and the Walter M. and Orpha M. Lewis Family Trust incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.4 Trademark License dated November 23, 1993 between the Registrant and R.D. Werner Co., Inc. incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.5 Solicitation, Offer and Award Contract between the Registrant and the General Services Administration Federal Supply Service dated January 27, 1992 (issued March 6, 1990) and Amendments thereto dated January 27, 1992 (effective July 16, 1990), January 27, 1992 (effective December 1, 1990), January 27, 1992 (effective December 28, 1991) and the Revision of August 24, 1992 incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.6 Notice of Contract Award dated June 23, 1993 between the Registrant and the Commonwealth of Virginia, Department of General Services Division of Purchases and Supply incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.7 Agreement dated July 26, 1990 between the Registrant and the State of Utah, Department of Administrative Services and Revisions thereto dated March 8, 1991, June 5, 1991, and May 19, 1992 and March 10, 1993 incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.8 Agreement dated December 17, 1991 between the Registrant and the Air Force Nonappropriated Fund Purchasing Office incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.9 Purchasing Contract effective October 1, 1993 between the Registrant and The Corporation of the Presiding Bishop of The Church of Jesus Christ of Latter-Day Saints incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.10 Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Gregory L. Wilson incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.11 Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Stanley L. Pool incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.12 Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Kenneth A. Law incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.13 Employment Agreement with attached Proprietary Information Agreement dated effective as of February 16, 1994 between Registrant and Brent Bonham incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.14 Employment Agreement with attached Proprietary Information Agreement dated effective as of February 16, 1994 between Registrant and Bradley T Nielson incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.15 1990 Stock Option Plan, as amended and Form of Stock Option Agreements incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.16 Form of Indemnification Agreements between Registrant and officers and directors of Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.17 Form of Lock-up Agreements with Shareholders incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.18 Form of Confidentiality Agreement entered into with employees of the Registrant incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.19 Key-Man Insurance Policy between the Company and Chubb Sovereign Life Insurance Company incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.
10.20 Distributor Agreement between the Company and Sebel Furniture Limited dated February 14, 1994 incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1994.
10.21 Lease Agreement dated March 31, 1995 between the Company and the Walter M. and Orpha M. Lewis Family Trust incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1995.
10.22 Exclusive Distributor Agreement between the Company and Mobilite International Limited (aka Mity-Lite (Europe) Limited) incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1995.
10.23 Purchasing Contract effective October 1, 1995 between the Registrant and The Corporation of the Presiding Bishop of The Church of Jesus Christ of Latter-Day Saints incorporated by reference to the referenced exhibit number to the Company's Form 10-QSB for the quarter ended December 31, 1995.
10.24 Promissory Note dated December 6, 1995 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-QSB for the quarter ended December 31, 1995.
10.25 Promissory Note dated October 27, 1995 between Registrant and First Security Bank incorporated by reference to the referenced exhibit to the Company's Form 10-KSB for the year ended March 31, 1996.
10.26 Summary Plan Description and Basic Plan Document for the 1995 Mity-Lite,Inc. Employee Retirement Plan incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1996.
10.27 Promissory Note dated January 23, 1997 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1997.
10.28 Modification Agreement (dated October 27, 1996) to Promissory Note dated October 27, 1995 between the Registrant and First Security Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1997.
10.29 Lease Agreement Amendment dated October 31, 1996 between the Company and the Walter M. and Orpha M. Lewis Family Trust incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1997.
10.30 Promissory Note dated December 15, 1997 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1998.
10.31 Modification Agreement (dated October 25, 1997) to Promissory Note dated October 27, 1995 between the Registrant and First Security Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1998.
10.32 1997 Stock Incentive Plan and Form of Agreements incorporated by reference to the referenced exhibit number to the Company's Form 10-KSB for the year ended March 31, 1998.
10.33 Promissory Note dated November 18, 1998 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-K for the year ended March 31, 1999.
10.34 Promissory Note dated May 26, 2000 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 10-K for the year ended March 31, 2000.
10.35 Form of Employment Agreement between the Company and its Executive Officers incorporated by reference to the referenced exhibit number to the Company's Form 10-K for the year ended March 31, 2001.
11.1    Statement Regarding Computation of Per Share Earnings.
21      Subsidiaries of Registrant.
23.1    Consent of Deloitte & Touche LLP.
23.2    Consent of Crowe, Chizek and Company LLP.
99      Independent Auditors' Report to the Directors of DO Group, Inc.

     (B)  Reports on Form 8-K

          Form 8-K filed on February 6, 2002 to report Company's third quarter financial results.

          Form 8-K filed on February 15, 2002 to report Company's increasing of stock repurchase program.


     (C)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of MITY Enterprises, Inc.:

We have audited the consolidated financial statements of MITY Enterprises, Inc. and subsidiaries (the Company) as of March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated May 20, 2002; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Salt Lake City, Utah
May 20, 2002

MITY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                             Additions
                  Balance     Charged    Acquisitions
                    at       to Costs        from      Deductions    Balance
                 Beginning      and        Acquired       from       at End
                 of Period   Expenses     Companies     Reserves    of Period
                 ---------   ---------   ------------  ----------   ---------

ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:

March 31, 2002    $302,000    $ 73,000          -        $ 29,000    $346,000

March 31, 2001     287,000     128,000          -         113,000     302,000

March 31, 2000     395,000      51,000          -         159,000     287,000


INVENTORY RESERVES:

Year ended:

March 31, 2002     $25,000     $25,000          -            -        $50,000

March 31, 2001       5,000      20,000          -            -         25,000

March 31, 2000       5,000        -             -            -          5,000


RESERVE ON NOTE RECEIVABLE

Year Ended:

March 31, 2002        -       $110,000          -            -       $110,000

March 31, 2001        -           -             -            -           -

March 31, 2000        -           -             -            -           -


These amounts do not include reserves and allowances related to the discontinued operations. As of March 31, 2002, the discontinued operations had an accounts receivable allowance of $104,000, inventory reserves of $972,000, and a reserve on note receivable of $342,000.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on the 29th of May, 2002.

                                            MITY ENTERPRISES, INC.

                                            By:/s/ Gregory L. Wilson
                                            Gregory L. Wilson, President and
                                            Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                         TITLE                       DATE

/s/ Gregory L. Wilson        Chairman of the Board, President,    May 29, 2002
Gregory L. Wilson            Chief Executive Officer, and
                             Director
                             (Principal Executive Officer)

/s/ Bradley T Nielson        Chief Finanacial Officer and         May 29, 2002
Bradley T Nielson            Chief Operating Officer
                             (Principal Financial and Accounting
                              Officer)

/s/ Ralph E. Crump           Director                             May 29, 2002
Ralph E. Crump

/s/ Peter Najar              Director                             May 29, 2002
Peter Najar

/s/ C. Lewis Wilson          Director                             May 29, 2002
C. Lewis Wilson

/s/ Hal B. Heaton            Director                             May 29, 2002
Hal B. Heaton