Form 10-Q
period 2002-06-30
MITY ENTERPRISES INC
filed 2002-08-01
CIK 921030

------------------------------------------------------------------------------
                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
              ----------------------------------------------------


                                  FORM 10-Q

(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to


                        Commission file number 0-23898
              ----------------------------------------------------


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

     There were 5,013,192 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 29, 2002.

------------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  JUNE 30,         MARCH 31,
ASSETS                                              2002             2002
                                                 -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $10,115,000      $ 8,926,000
  Available-for-sale securities. . . . . . . .     3,397,000        4,593,000
  Accounts receivable, less allowances of
    $323,000 at June 30, 2002 and
    $346,000 at March 31, 2002 . . . . . . . .     4,943,000        4,382,000
  Inventories. . . . . . . . . . . . . . . . .     1,458,000        1,235,000
  Prepaid expenses and other current assets. .       485,000          599,000
  Deferred income taxes, current . . . . . . .     2,966,000        3,117,000
  Net current assets of discontinued
    operations . . . . . . . . . . . . . . . .       695,000        1,563,000
                                                 -----------      -----------
Total current assets . . . . . . . . . . . . .    24,059,000       24,415,000
Property and equipment, net. . . . . . . . . .     8,301,000        6,286,000
Deferred income taxes. . . . . . . . . . . . .       406,000          405,000
Intangible assets, net . . . . . . . . . . . .       979,000          932,000
Note receivable. . . . . . . . . . . . . . . .       217,000          486,000
Net noncurrent assets of discontinued
  operations . . . . . . . . . . . . . . . . .       856,000          845,000
                                                 -----------      -----------
Total assets . . . . . . . . . . . . . . . . .   $34,818,000      $33,369,000
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,802,000        1,649,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     4,488,000        4,401,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . . .     6,290,000        6,050,000

COMMITMENTS AND CONTINGENCIES. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 5,010,555 at June 30,
      2002 and 5,000,343 at March 31, 2002 . .        50,000           50,000
    Additional paid-in capital . . . . . . . .    11,830,000       11,755,000
    Retained earnings. . . . . . . . . . . . .    16,620,000       15,615,000
    Accumulated other comprehensive gain(loss)        28,000         (101,000)
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . . .    28,528,000       27,319,000
                                                 -----------      -----------
Total liabilities and stockholders' equity . .   $34,818,000      $33,369,000
                                                 ===========      ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  THREE MONTHS ENDED JUNE 30,
                                                      2002           2001
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $10,559,000    $11,050,000
Cost of products sold . . . . . . . . . . . . . .    6,068,000      6,427,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    4,491,000      4,623,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,597,000      1,746,000
  General and administrative. . . . . . . . . . .    1,007,000        569,000
                                                   -----------    -----------
  Research and development. . . . . . . . . . . .      295,000        292,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    2,899,000      2,607,000
Income from continuing operations . . . . . . . .    1,592,000      2,016,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . .      100,000         70,000
  Other . . . . . . . . . . . . . . . . . . . . .      (43,000)        (7,000)
                                                   -----------    -----------
Total other income, net . . . . . . . . . . . . .       57,000         63,000
                                                   -----------    -----------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    1,649,000      2,079,000
Income tax expense. . . . . . . . . . . . . . . .      644,000        804,000
                                                   -----------    -----------
Net income from continuing operations . . . . . .    1,005,000      1,275,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $166,000 for the
    period ended June 30, 2001) . . . . . . . . .         --         (271,000)
  Estimated loss on disposal (net of applicable
    income taxes of $1,996,000) . . . . . . . . .         --       (3,256,000)
                                                   -----------    -----------
Net income (loss) . . . . . . . . . . . . . . . .  $ 1,005,000    $(2,252,000)
                                                   ===========    ===========

Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.20    $      0.25
Basic loss per share from discontinued operations         --            (0.05)
Basic loss per share on disposal of discontinued
    operations. . . . . . . . . . . . . . . . . .         --            (0.64)
                                                   -----------    -----------
Basic earnings (loss) per share . . . . . . . . .  $      0.20    $     (0.44)
                                                   ===========    ===========
Weighted average number of common shares - basic.    5,006,792      5,108,837
                                                   ===========    ===========

Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.19    $      0.24
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .         --            (0.05)
Diluted loss per share on disposal of
    discontinued operations . . . . . . . . . . .         --            (0.62)
                                                   -----------    -----------
Diluted earnings (loss) per share . . . . . . . .  $      0.19    $     (0.43)
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    5,250,466      5,228,373
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2002           2001
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .   $ 1,005,000    $(2,252,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net loss from discontinued operations. . . .          --        3,527,000
    Depreciation and amortization. . . . . . . .       287,000        277,000
    Deferred taxes . . . . . . . . . . . . . . .       151,000     (1,934,000)
    Net loss on disposal of equipment. . . . . .         3,000          --
    Tax benefit from exercise of stock options .         3,000          --
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (516,000)        77,000
      Inventories. . . . . . . . . . . . . . . .      (200,000)       (52,000)
      Prepaid expenses and other current assets.       (29,000)       458,000
      Accounts payable . . . . . . . . . . . . .       139,000        (64,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       222,000        753,000
                                                   -----------    -----------
Net cash provided by continuing operations . . .     1,065,000        790,000
Net cash provided by discontinued operations . .       899,000      2,203,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     1,964,000      2,993,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .      (551,000)    (1,852,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     1,759,000      1,173,000
Proceeds from sales of property & equipment. . .         6,000          --
Decrease in note receivable. . . . . . . . . . .       270,000          --
Purchases of property and equipment. . . . . . .    (2,298,000)      (530,000)
                                                   -----------    -----------
Net cash used in continuing operations . . . . .      (814,000)    (1,209,000)
Net cash used in discontinued operations . . . .       (44,000)         --
                                                   -----------    -----------
Net cash used in investing activities. . . . . .      (858,000)    (1,209,000)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .        73,000        130,000
                                                   -----------    -----------
Net cash provided by continuing operations . . .        73,000        130,000
Net cash used in discontinued operations . . . .          --            --
                                                   -----------    -----------
Net cash used in financing activities. . . . . .        73,000        130,000
                                                   -----------    -----------
Effect of exchange rate changes on cash. . . . .        10,000          5,000
                                                   -----------    -----------
Net increase in cash and cash equivalents. . . .     1,189,000      1,919,000
Cash and cash equivalents at beginning of period     8,926,000      4,857,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $10,115,000    $ 6,776,000
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes . .   $   146,000    $   188,000

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months ended June 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2003.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2002. Certain amounts in prior period financial statements have been reclassified to conform with current period presentations including the reclassification of discontinued operations as discussed in footnote 7.


2.  INVENTORIES

     Inventories consisted of the following (excluding discontinued operations):

                                                   JUNE 30,        MARCH 31,
                                                     2002             2002
                                                 -----------      -----------
               Materials and supplies . . . .    $   949,000      $   747,000
               Work-in-progress . . . . . . .        300,000          174,000
               Finished goods . . . . . . . .        209,000          314,000
                                                 -----------      -----------
                                                 $ 1,458,000      $ 1,235,000
                                                 ===========      ===========

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is not anticipated to have a material effect on the Company's financial results. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company adopted the provisions of SFAS No. 142 for the Company's fiscal year 2003 beginning April 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $42,000 for fiscal 2003. The Company performed the first of the required impairment tests of goodwill of $932,000 related to its healthcare seating operation according to the provisions of SFAS No. 142 and has determined that this goodwill is not impaired.


4.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2002, comprehensive income exceeded net income by $129,000 related to $116,000 in foreign currency translation gains and $13,000 in unrealized gains on available for sale securities. For the three months ended June 30, 2001, comprehensive income exceeded net income by $98,000 related to foreign currency translation gains.


5.  BUSINESS SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being two continuing business segments: multipurpose room furniture and healthcare seating, with multipurpose room furniture being the principal business segment. The Company also has a discontinued segment consisting of specialty office systems furniture. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The discontinued specialty office systems furniture business segment manufactures and markets open plan systems panel furniture, computer free standing furniture, panel clusters and other related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales.

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months ended June 30, 2002 and 2001 is as follows:

                                                THREE MONTHS ENDED JUNE 30,
                                                   2002              2001
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $ 9,329,000       $ 9,773,000
  Healthcare seating . . . . . . . . . . . .     1,230,000         1,277,000
                                               -----------       -----------
                                               $10,559,000       $11,050,000
                                               ===========       ===========
Income from continuing operations:
  Multipurpose room furniture. . . . . . . .   $ 1,335,000       $ 1,699,000
  Healthcare seating . . . . . . . . . . . .       257,000           317,000
                                               -----------       -----------
                                               $ 1,592,000       $ 2,016,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   267,000       $   238,000
  Healthcare seating . . . . . . . . . . . .        20,000            39,000
                                               -----------       -----------
                                               $   287,000       $   277,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 2,249,000       $   516,000
  Healthcare seating . . . . . . . . . . . .        49,000            14,000
                                               -----------       -----------
                                               $ 2,298,000       $   530,000
                                               ===========       ===========


                                                  JUNE 30,         MARCH 31,
                                                    2002             2002
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $30,387,000      $28,215,000
  Healthcare seating . . . . . . . . . . . .       2,880,000        2,746,000
  Discontinued operations (Specialty office
    systems segment) . . . . . . . . . . . .       1,551,000        2,408,000
                                                 -----------      -----------
                                                 $34,818,000      $33,369,000
                                                 ===========      ===========

6.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months ended June 30, 2002 and 2001 respectively.

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                       2002           2001
                                                   -----------    -----------
Net income from continuing operations . . . . . . .$ 1,005,000    $ 1,275,000
Discontinued operations:
 Net loss from discontinued operations. . . . . . .       --         (271,000)
 Estimated loss on disposal . . . . . . . . . . . .       --       (3,256,000)
                                                   -----------    -----------
Net income (loss) as reported . . . . . . . . . . .$ 1,005,000    $(2,252,000)
                                                   ===========    ===========
BASIC:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . . . .  5,006,792      5,108,837
                                                   ===========    ===========
 Basic net income per share from continuing
  operations. . . . . . . . . . . . . . . . . . . .     $ 0.20          $0.25
 Basic net loss per share from discontinued
  operations. . . . . . . . . . . . . . . . . . . .       --            (0.05)
 Basic net loss per share on disposal of
  discontinued operations . . . . . . . . . . . . .       --            (0.64)
                                                   -----------    -----------
 Basic net income (loss) per share. . . . . . . . .     $ 0.20         $(0.44)
                                                   ===========    ===========

DILUTED:
 Common and common equivalent shares outstanding:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . . . .  5,006,792      5,108,837
   Common stock equivalents from options computed
    on the treasury-stock method using the average
    fair market value of common stock outstanding
    during the period . . . . . . . . . . . . . . .    243,674        119,536
                                                   -----------    -----------
   Shares used in the computation . . . . . . . . .  5,250,466      5,228,373
                                                   ===========    ===========
 Diluted net income per share from continuing
  operations. . . . . . . . . . . . . . . . . . . .     $ 0.19          $0.24
 Diluted net loss per share from discontinued
  operations. . . . . . . . . . . . . . . . . . . .       --            (0.05)
 Diluted net loss per share on disposal of
  discontinued operations . . . . . . . . . . . . .       --            (0.62)
                                                   -----------    -----------
 Diluted net income (loss) per share. . . . . . . .     $ 0.19         $(0.43)
                                                   ===========    ===========

7.  DISCONTINUED OPERATIONS

     On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). As a result of these actions and in accordance with Accounting Principles Board Opinion
No. 30, Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. For the quarter ended June 30, 2002, the Company estimated operating loss, net of applicable taxes, for the discontinued segment would be $269,000. The actual operating loss, net of applicable taxes, for the same period was $243,000, or $26,000 less than estimated.
Also, for the three months ended June 30, 2002, the net current assets of discontinued operations has decreased from $1.6 million to $0.7 million as receivables have been collected.

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

    On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable.

     Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:

                                                   JUNE 30,         MARCH 31,
                                                     2002             2002
                                                  ----------       ----------
CURRENT ASSETS:
   Accounts receivable. . . . . . . . . . . . .   $  615,000       $1,478,000
   Inventories. . . . . . . . . . . . . . . . .       80,000           85,000
                                                 -----------      -----------
Total current assets. . . . . . . . . . . . . .   $  695,000       $1,563,000
                                                 ===========      ===========

NON-CURRENT ASSETS:
   Property and equipment, net. . . . . . . . .   $  856,000       $  845,000
                                                 -----------      -----------
Total non-current assets. . . . . . . . . . . .   $  856,000       $  845,000
                                                 ===========      ===========

8.  NOTE RECEIVABLE

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable in a startup development company that designs, manufactures and markets caskets for the death care industry. The caskets are made of thermoformed ABS, the same process and material used for making the Company's tables, and give the appearance of polished marble or a deep laquer finished wood. During the quarter ended June 30, 2002, the Company invested an additional $250,000 in the form of a note receivable. Subsequent to the end of the June quarter, the Company invested an additional $150,000 in the form of a note receivable. After review of the collectability of the note receivable, the Company decided to fully reserve the $500,000 balance of the note as of June 30, 2002. This resulted in a non-recurring charge to general and administrative expenses of $500,000 for the quarter.
The Company may, at its discretion, invest an additional $350,000 in notes receivable in two increments over the next six months. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. If the Company chooses to close the transaction, the good faith deposit will be converted into 18.9 percent of the equity of the startup development company. The Company has a further option to purchase an additional 31.1 percent equity for $82,000. If the Company chooses not to close the transaction, the Company can use the good faith deposit for the purchase of product from the startup development company.

     During the quarter ended March 31, 2002, the Company also set up a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $110,000 for this note receivable. At June 30, 2002, the gross value of this note receivable was $345,000. At June 30, 2002, $68,000 was the current portion of this note receivable which is included in prepaid expenses and other current assets.

9.  RELATED PARTY TRANSACTION

     On June 3, 2002, the Company announced that it had purchased from a related party its table and cart manufacturing facility, corporate headquarters and related real estate located in Orem, Utah. The facility and real estate were previously owned by the uncle of Gregory L. Wilson, the Company's Chairman. For the last 15 years, this facility has been leased. The transaction was valued at $2.0 million and was based on a previously performed independent appraisal. The Company believes that this purchase will increase its pretax profit margin by approximately $70,000 per year.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with MITY Enterprises, Inc.'s (the "Company's") Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

     The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's current ongoing product lines consist of multipurpose room furniture and healthcare seating. In addition, the Company continues to pursue development of new products and the acquisition of product lines or companies that will be complementary to the Company's businesses.

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture is marketed under the Mity-Lite (R) trade name. It consists of lightweight, durable folding leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the multipurpose room product line. The current and future growth of the multipurpose room furniture operations depends largely upon its ability to successfully introduce and market new product lines of multipurpose room furniture and its ability to profitably increase its market penetration into existing and new markets.

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as hospitality and recreation industries, has negatively impacted the Company's historical sales growth rates. The events of September 11, 2001 have also negatively impacted many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. The U.S. office furniture market declined by 17 percent in calendar year 2001 and industry experts further declines of 13 percent in 2002. However, industry experts also predict significant improvements in calendar year 2003 with a nearly 9 percent increase. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. During the quarter ending June 30, 2002, sales volumes were 4 percent lower compared to the prior year's first quarter. The Company anticipates that weakness in furniture demand will continue until overall business and economic conditions improve. Beginning in the fourth quarter of fiscal 2002, and continuing in the first quarter of fiscal 2003, order rates improved. Consequently, the Company currently anticipates that sales volumes during the quarter ending September 30, 2002 will be 5 to 10 percent higher than the prior year's second quarter. However, the Company may not be successful in achieving this sales level in the second quarter.

     HEALTHCARE SEATING. Through its wholly-owned subsidiary, Broda Enterprises, Inc., the Company markets a line of healthcare seating products to customers mostly in Canada and the United States. Broda's operations are based in Waterloo, Ontario, Canada. Broda focuses on providing products which assist patients with advanced needs due to a debilitating condition or disease, and has developed a line of premium-priced geriatric seating products. Broda chairs are serving a very specific niche in the healthcare market and thus are not competing in the commodity-oriented general healthcare seating market.

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the quarter ended June 30, 2002, the Company's healthcare seating operations had not been negatively impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets.

     DISCONTINUED OPERATIONS. The Company's specialty office systems operations located in Marked Tree, Arkansas and known as CenterCore and DO Group, have experienced various operational challenges. Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems. The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continued to sustain losses through June 2001. Beginning in July 2001 and through the end of fiscal 2002, these operations were once again profitable and most of the operational inefficiencies and information system problems were resolved. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses. The Company currently anticipates that this exit will be completed by the end of the third quarter of fiscal 2003.

     As a result of these actions and in accordance with APB 30, the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. For the quarter ended June 30, 2002, the Company estimated operating loss, net of applicable taxes, for the discontinued segment would be $269,000. The actual operating loss, net of applicable taxes, for the same period was $243,000, or $26,000 less than estimated.
Also, for the three months ended June 30, 2002, the net current assets of discontinued operations has decreased from $1.6 million to $0.7 million as receivables have been collected.

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

     On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart, Indiana headquarters for $150,000 in cash and $350,000 of notes from the buyer. The book value of these assets at the time of sale was approximately $315,000. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes will be discounted using a 20% interest rate and will be valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable.


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

VALUES FOR THE DISCONTINUED OPERATIONS: During the quarter ended June 30, 2001, the Company developed and approved a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. As a result of these actions, the Company is treating this segment as a discontinued operation. In the quarter ended June 30, 2001, an additional estimated $3,256,000 loss was accrued to account for the expected loss on disposal of this business segment and estimated operating losses through the disposal date. Considerable judgment was used to make this estimate based on many factors including the net expected realizable value of the accounts receivable and inventory, the selling value of the fixed assets, the realization of tax benefits, the likelihood of finding a buyer within a reasonable period of time, likely asset purchase structures, and the ability to continue to run the business while searching for a buyer without sustaining continued losses. Due to the high level of uncertainty in this process, actual gains or losses may be less than or greater than those estimated.

INTANGIBLE ASSETS: The Company periodically reviews the carrying value of its intangible assets which represents goodwill that arose upon its acquisition of Broda Enterprises. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill.

NOTES RECEIVABLE: The Company currently has two notes receivable with startup development companies. The Company reviews these notes to determine likely collectability. Since the notes are with startup development companies without a history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of the potential future success of the products being developed. At this time, the Company has reserved $500,000 on one of these notes receivable. Due to the high level of uncertainty in the success of these products, these notes receivable may not be ultimately realized. The Company also has a note receivable with a dealer in Australia. The Company has created a reserve for a portion of this note receivable based upon what the Company believes the liquidation value of this operation to be.

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

COMPARISON OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     NET SALES. The Company's first quarter fiscal 2003 net sales of $10,559,000 were down 4 percent as compared with the first quarter net sales in the prior fiscal year. For the quarter ended June 30, 2002, the decrease reflects sales decreases, as compared to the quarter ended June 30, 2001, of 4 percent in the Company's healthcare chair operations and 5 percent in the Company's multipurpose room operations. The Company's total international sales represented 10 percent of net sales for the quarter ended June 30, 2002 as compared to 13 percent in the first quarter of fiscal 2002. The Company attributes most of the decrease in sales in the multipurpose room operations to lower table sales while chair sales increased only slightly. The Company expects that its sales of multipurpose room furniture will be 5 to 10 percent higher in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended June 30, 2002 increased by 1 percentage point over the same quarter in the prior fiscal year to 43 percent. This increase was due to lower material and labor costs at the Company's multipurpose room furniture operation. This increase was partially offset by higher overhead costs as a percent of sales at the Company's multipurpose room furniture operations and a lower gross margin at the Company's healthcare seating operations due primarily to higher overhead costs.

     SELLING EXPENSES. Selling expenses were 15 percent of net sales in the first quarter of fiscal 2003 as compared to 16 percent for the first quarter of the prior fiscal year. Actual expenses decreased by $149,000.
Multipurpose room furniture selling costs decreased by $212,000 over the prior fiscal year. This decrease resulted from lower costs for sales literature, advertising, trade shows, and personnel. Selling expenses at the healthcare seating operations increased by $63,000 over the prior fiscal year due primarily to increased personnel and travel costs partially offset by lower costs for commissions.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 10 percent of net sales for the first quarter of fiscal 2003 as compared to 5 percent for the first quarter of the prior fiscal year. Actual spending increased by 77 percent or $438,000. The increase was primarily due to a non-recurring charge of $500,000 that fully reserved the June 30, 2002 balance in a note receivable to a startup development company. The reserve was made due to concerns about the collectability of the note. This startup development company designs, manufactures and markets caskets made of thermoformed ABS. This increase was partially offset by lower personnel costs.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the first quarter of fiscal 2003 as compared to 3 percent for the first quarter of the prior fiscal year. Actual spending increased by $3,000.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $57,000 for the first quarter of fiscal 2003. First quarter interest income was $100,000, an increase of $30,000 from the first quarter of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. Other expenses, which totaled $43,000 for the current quarter, consisted of $34,000 in realized foreign currency exchange losses, a $3,000 net loss on asset disposal and other losses of $6,000.

     NET INCOME FROM CONTINUING OPERATIONS. For the reasons stated above, the Company's fiscal 2003 first quarter net income from continuing operations of $1,005,000 decreased $270,000 or 21 percent over the first quarter net income from continuing operations in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $10.12 million at June 30, 2002 as compared to $8.93 million at March 31, 2002.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                  THREE MONTHS ENDED
                                                    JUNE 30, 2002
                                                  ------------------
Net cash provided by operating activities. . . .       1,964,000
Net sales of available-for-sale securities . . .       1,208,000
Decrease in note receivable. . . . . . . . . . .         270,000
Purchases of property and equipment. . . . . . .      (2,298,000)
Net proceeds from exercise of stock options. . .          73,000

     The increase in cash and cash equivalents was due primarily to cash provided by operating activities ($1.96 million), the net sale of available-for-sale securities ($1.21 million), the net decrease in note receivable ($0.27 million) and net proceeds related to the exercise of stock options ($0.07 million). This increase was partially offset by purchases of property and equipment ($2.30 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.66 million. As of June 30, 2002, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of June 30, 2002, the Company was in full compliance with the loan covenants related to the Broda Enterprises' credit facility. The Company's liquidity depends only partially upon the availability of the Broda Enterprises credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. During the last fiscal year, the Company's discontinued Arkansas operations were no longer a drain on the Company's cash resources but were a major contributor to the growing cash position. However, during the last quarter, the Arkansas operations lost $243,00 net of applicable tax benefit. If sales decreases continue and costs do not decline at the same rate, or the discontinued operations again generate negative cash flows, the Company's cash flow may be impeded. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 2002, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.96 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at June 30, 2002 include current liabilities of $6.29 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                   JUNE 30,         MARCH 31,
                                                     2002             2002
                                                  ----------       ----------
Accounts payable. . . . . . . . . . . . . . . .   $1,802,000       $1,649,000
Accrued payroll . . . . . . . . . . . . . . . .      948,000        1,044,000
Accrued warranty expense. . . . . . . . . . . .      407,000          375,000
Reserve for loss at discontinued operations . .    2,308,000        2,534,000
Other accruals. . . . . . . . . . . . . . . . .      824,000          448,000
                                                  ----------       ----------
Total current liabilities . . . . . . . . . . .   $6,290,000       $6,050,000
                                                  ==========       ==========

The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $10,000) per month through August 2004.

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable in a startup development company that designs, manufactures and markets caskets for the death care industry. The caskets are made of thermoformed ABS, the same process and material used for making the Company's tables, and give the appearance of polished marble or a deep laquer finished wood. During the quarter ended June 30, 2002, the Company invested an additional $250,000 in the form of a note receivable. Subsequent to the end of the June quarter, the Company invested an additional $150,000 in the form of a note receivable. After review of the collectability of the note receivable, the Company decided to fully reserve the $500,000 balance of the note as of June 30, 2002. This resulted in a non-recurring charge to general and administrative expenses of $500,000 for the quarter.
The Company may, at its discretion, invest an additional $350,000 in notes receivable in two increments over the next six months. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. If the Company chooses to close the transaction, the good faith deposit will be converted into 18.9 percent of the equity of the startup development company. The Company has a further option to purchase an additional 31.1 percent equity for $82,000. If the Company chooses not to close the transaction, the Company can use the good faith deposit for the purchase of product from the startup development company.

     On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. As of June 30, 2002, approximately 155,000 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.

     The Company is in the process of developing new products including a new generation of multipurpose room tables. The Company anticipates additional research and development expenditures in the next fiscal year, and that if such product development efforts are successful, capital expenditures of approximately $6 million may be required over the next 9 to 15 months. The Company anticipates funding this capital expenditures using existing capital reserves as well as using cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.

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

   - statements that the Company anticipates that its sales volumes during the second quarter of fiscal 2003 may be 5 to 10 percent above sales levels of the second quarter of fiscal 2002;

   - references to anticipated continued competitive pressure in multipurpose room table markets;

   - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment;

   - statements that the Company believes the exit and sale of the DO Group and CenterCore businesses will be completed by the end of the third quarter of fiscal 2003;

   - references to the estimated loss to be incurred from the exit or sale of
the DO Group and CenterCore businesses;           statements that the
Company believes the purchase of its table and cart manufacturing facility, corporate headquarters and related real estate will increase its profit margin by approximately $70,000 per year;

   - statements related to the Company's expectation that increased research and development costs in developing new products will continue during at least the next fiscal year, and that if such product development efforts are successful, capital expenditures of approximately $6 million may be required over the next 9 to 15 months;

   - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months;

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

   - the availability of insurance funding for the Company's healthcare seating products; and

   - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufacturers its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended June 30, 2002. The Company's healthcare chair operations have occasionally entered into forward contracts for specific US$ denominated accounts receivable. As of June 30, 2002, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                None.

         (b)  Reports on Form 8-K

                On May 22, 2002 the Company filed a current report on Form 8-K announcing its financial results for the fourth fiscal quarter and fiscal year 2002.

                On June 25, 2002 the Company filed a current report on Form 8-K announcing management changes.





                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: July 31, 2002                     /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: July 31, 2002                     /s/ Paul R. Killpack
                                        -------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)