Form 10-Q
period 2002-09-30
MITY ENTERPRISES INC
filed 2002-10-30
CIK 921030

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
          ------------------------------------------------------------


                                  Form 10-Q

(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

                                      or

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

     There were 4,139,233 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 28, 2002.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                September 30,      March 31,
ASSETS                                              2002             2002
Current assets:                                 ------------     ------------
  Cash and cash equivalents. . . . . . . . . .   $ 2,254,000      $ 8,926,000
  Available-for-sale securities. . . . . . . .     1,742,000        4,593,000
  Accounts receivable, less allowances of
    $344,000 at September 30, 2002 and
    $346,000 at March 31, 2002 . . . . . . . .     5,015,000        4,382,000
  Inventories. . . . . . . . . . . . . . . . .     1,391,000        1,235,000
  Prepaid expenses and other current assets. .       348,000          599,000
  Deferred income taxes, current . . . . . . .     2,769,000        3,117,000
  Net current assets of discontinued
    operations . . . . . . . . . . . . . . . .       511,000        1,563,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . . .    14,030,000       24,415,000
Property and equipment, net. . . . . . . . . .     8,554,000        6,286,000
Deferred income taxes. . . . . . . . . . . . .       700,000          405,000
Goodwill, net. . . . . . . . . . . . . . . . .       942,000          932,000
Notes receivable . . . . . . . . . . . . . . .       211,000          486,000
Net noncurrent assets of discontinued
  operations . . . . . . . . . . . . . . . . .       869,000          845,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . . .   $25,306,000      $33,369,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,875,000        1,649,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     4,488,000        4,401,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . . .     6,363,000        6,050,000

COMMITMENTS AND CONTINGENCIES. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,136,070 at Sept. 30,
      2002 and 5,000,343 at March 31, 2002 . .        41,000           50,000
    Additional paid-in capital . . . . . . . .     9,827,000       11,755,000
    Retained earnings. . . . . . . . . . . . .     9,150,000       15,615,000
    Accumulated other comprehensive loss . . .       (75,000)        (101,000)
                                                ------------     ------------
  Total stockholders' equity . . . . . . . . .    18,943,000       27,319,000
                                                ------------     ------------
Total liabilities and stockholders' equity . .   $25,306,000      $33,369,000
                                                ============     ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2002           2001
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $10,777,000    $10,132,000
Cost of products sold . . . . . . . . . . . . . .    6,272,000      6,060,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,505,000      4,072,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,530,000      1,629,000
  General and administrative. . . . . . . . . . .      707,000        503,000
  Research and development. . . . . . . . . . . .      397,000        305,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,634,000      2,437,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    1,871,000      1,635,000
Other income:
  Interest income . . . . . . . . . . . . . . . .       74,000         93,000
  Other . . . . . . . . . . . . . . . . . . . . .       33,000         34,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .      107,000        127,000
                                                  ------------   ------------
Income from operations before provision for
 income taxes . . . . . . . . . . . . . . . . . .    1,978,000      1,762,000
Income tax expense. . . . . . . . . . . . . . . .      775,000        675,000
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,203,000    $ 1,087,000
                                                  ============   ============
Basic earnings per share. . . . . . . . . . . . .  $      0.25    $      0.21
                                                  ============   ============
Weighted average number of common shares - basic.    4,753,685      5,104,282
                                                  ============   ============

Diluted earnings per share. . . . . . . . . . . .  $      0.24    $      0.21
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,972,268      5,221,120
                                                  ============   ============









         See accompanying notes to unaudited condensed consolidated financial statements.

                           MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2002           2001
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $21,336,000    $21,182,000
Cost of products sold . . . . . . . . . . . . . .   12,340,000     12,487,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    8,996,000      8,695,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    3,127,000      3,375,000
  General and administrative. . . . . . . . . . .    1,714,000      1,072,000
  Research and development. . . . . . . . . . . .      692,000        597,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    5,533,000      5,044,000
                                                  ------------   ------------
Income from continuing operations . . . . . . . .    3,463,000      3,651,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . .      174,000        163,000
  Other . . . . . . . . . . . . . . . . . . . . .      (10,000)        27,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .      164,000        190,000
                                                  ------------   ------------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    3,627,000      3,841,000
Income tax expense. . . . . . . . . . . . . . . .    1,419,000      1,479,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    2,208,000      2,362,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $166,000 for the
    period ended September 30, 2001). . . . . . .         --         (271,000)
  Estimated loss on disposal (net of applicable
    income taxes of $1,996,000) . . . . . . . . .         --       (3,256,000)
                                                  ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .  $ 2,208,000    $(1,165,000)
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.45    $      0.46
Basic loss per share from discontinued operations         --            (0.05)
Basic loss per share on disposal of discontinued
    operations. . . . . . . . . . . . . . . . . .         --            (0.64)
                                                  ------------   ------------
Basic earnings (loss) per share . . . . . . . . .  $      0.45    $     (0.23)
                                                  ============   ============
Weighted average number of common shares - basic.    4,880,238      5,106,560
                                                  ============   ============

Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.43    $      0.45
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .         --            (0.05)
Diluted loss per share on disposal of
    discontinued operations . . . . . . . . . . .         --            (0.62)
                                                  ------------   ------------
Diluted earnings (loss) per share . . . . . . . .  $      0.43    $     (0.22)
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    5,111,367      5,224,747
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2002           2001
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .   $ 2,208,000    $(1,165,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net loss from discontinued operations. . . .          --        3,527,000
    Depreciation and amortization. . . . . . . .       578,000        575,000
    Deferred taxes . . . . . . . . . . . . . . .        52,000     (1,453,000)
    Net loss on disposal of equipment. . . . . .         3,000          --
    Tax benefit from exercise of stock options .        11,000          --
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (624,000)        44,000
      Inventories. . . . . . . . . . . . . . . .      (153,000)        48,000
      Prepaid expenses and other current assets.       106,000        773,000
      Accounts payable . . . . . . . . . . . . .       224,000       (333,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       229,000      1,191,000
                                                  ------------   ------------
Net cash provided by continuing operations . . .     2,634,000      3,207,000
Net cash provided by discontinued operations . .     1,129,000      1,995,000
                                                  ------------   ------------
Net cash provided by operating activities. . . .     3,763,000      5,202,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (1,657,000)    (6,204,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     4,509,000      2,459,000
Proceeds from sales of property & equipment. . .         6,000          --
Decrease in notes receivable . . . . . . . . . .       277,000          --
Purchases of property and equipment. . . . . . .    (2,853,000)      (814,000)
                                                  ------------   ------------
Net cash provided by (used in) continuing
  operations . . . . . . . . . . . . . . . . . .       282,000     (4,559,000)
Net cash used in discontinued operations . . . .      (101,000)         --
                                                  ------------   ------------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . .       181,000     (4,559,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .       205,000        166,000
Purchase and retirement of common stock. . . . .   (10,824,000)       (74,000)
                                                  ------------   ------------
Net cash provided by (used in) continuing
  operations . . . . . . . . . . . . . . . . . .   (10,619,000)        92,000
Net cash used in discontinued operations . . . .          --            --
                                                  ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .   (10,619,000)        92,000
                                                  ------------   ------------

Effect of exchange rate changes on cash. . . . .         3,000         (6,000)
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .    (6,672,000)       729,000
Cash and cash equivalents at beginning of period     8,926,000      4,857,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 2,254,000    $ 5,586,000
                                                  ============   ============
         See accompanying notes to unaudited condensed consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes . .   $ 1,131,000    $   263,000






         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESNETATION

Interim Period Accounting Policies

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and six months ended September 30, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2003.

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


2.  INVENTORIES

     Inventories consisted of the following (excluding discontinued operations):

                                                SEPTEMBER 30,      MARCH 31,
                                                    2002             2002
                                                ------------     -------------
               Materials and supplies . . . .    $   927,000      $   747,000
               Work-in-progress . . . . . . .        242,000          174,000
               Finished goods . . . . . . . .        222,000          314,000
                                                ------------     ------------
                                                 $ 1,391,000      $ 1,235,000
                                                ============     ============

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

     Effective June 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use. SFAS No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The adoption of SFAS No. 144 did not impact our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The Company has not determined the impact, if any, SFAS No. 146 will have on our consolidated financial statements.


4.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the six months ended September 30, 2002, comprehensive income exceeded net income by $25,000 related to $24,000 in foreign currency translation gains and $1,000 in unrealized gains on available for sale securities. For the six months ended September 30, 2001, comprehensive income exceeded net income by $15,000 related to a $17,000 unrealized gain on available-for-sale securities and a $2,000 foreign currency translation loss.

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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the six months ended September 30, 2002 and 2001 is as follows:
                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                  2002              2001
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $18,871,000       $18,848,000
  Healthcare seating . . . . . . . . . . . .     2,465,000         2,334,000
                                               -----------       -----------
                                               $21,336,000       $21,182,000
                                               ===========       ===========
Income from continuing operations:
  Multipurpose room furniture. . . . . . . .   $ 2,910,000       $ 3,129,000
  Healthcare seating . . . . . . . . . . . .       553,000           522,000
                                               -----------       -----------
                                               $ 3,463,000       $ 3,651,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   538,000       $   495,000
  Healthcare seating . . . . . . . . . . . .        40,000            80,000
                                               -----------       -----------
                                               $   578,000       $   575,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 2,794,000       $   792,000
  Healthcare seating . . . . . . . . . . . .        59,000            22,000
                                               -----------       -----------
                                               $ 2,853,000       $   814,000
                                               ===========       ===========

                                                SEPTEMBER 30,      MARCH 31,
                                                    2002             2002
                                                ------------     ------------
Total assets:
  Multipurpose room furniture. . . . . . . .     $21,152,000      $28,215,000
  Healthcare seating . . . . . . . . . . . .       2,774,000        2,746,000
  Discontinued operations (Specialty office
    systems segment) . . . . . . . . . . . .       1,380,000        2,408,000
                                                 -----------      -----------
                                                 $25,306,000      $33,369,000
                                                 ===========      ===========

6.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

     The following is the Company's reconciliation of basic and diluted net income per share for the three months and six months ended September 30, 2002 and 2001 respectively.


                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                  2002       2001         2002        2001
                             ----------- -----------  ----------- -----------
Net income from continuing
 operations . . . . . . . . .$ 1,203,000 $ 1,087,000  $ 2,208,000 $ 2,362,000
Discontinued operations:
 Net loss from discontinued
  operations. . . . . . . . .       --          --           --      (271,000)
 Estimated loss on disposal .       --          --           --    (3,256,000)
                             ----------- -----------  ----------- -----------
Net income (loss) as
 reported . . . . . . . . . .$ 1,203,000 $ 1,087,000  $ 2,208,000 $(1,165,000)
                             =========== ===========  =========== ===========

Basic:
 Weighted average number of
  common shares outstanding .  4,753,685   5,104,282    4,880,238   5,106,560
                             =========== ===========  =========== ===========

 Basic net income per share
  from continuing operations      $ 0.25       $0.21       $ 0.45       $0.46
 Basic net loss per share
  from discontinued
  operations. . . . . . . . .       --          --            --        (0.05)
 Basic net loss per share on
  disposal of discontinued
  operations. . . . . . . . .       --          --            --        (0.64)
                             ----------- -----------  ----------- -----------
 Basic net income (loss) per
  share . . . . . . . . . . .     $ 0.25      $ 0.21       $ 0.45      $(0.23)
                             =========== ===========  =========== ===========

Diluted:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,753,685   5,104,282    4,880,238   5,106,560
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    218,583     116,838      231,129     118,187
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,972,268   5,221,120    5,111,367   5,224,747
                             =========== ===========  =========== ===========

 Diluted net income per share
  from continuing operations.     $ 0.24       $0.21       $ 0.43       $0.45
 Diluted net loss per share
  from discontinued operations       --          --           --        (0.05)
 Diluted net loss per share on
  disposal of discontinued
  operations. . . . . . . . .        --          --           --        (0.62)
                             ----------- -----------  ----------- -----------
 Diluted net income (loss) per
  share . . . . . . . . . . .     $ 0.24      $ 0.21       $ 0.43      $(0.22)
                             =========== ===========  =========== ===========

7.  DISCONTINUED OPERATIONS

     On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). As a result of these actions and in accordance with Accounting Principles Board Opinion
No. 30, Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. The Company currently anticipates that this exit will be completed by the end of the third quarter of fiscal 2003. For the quarter ended September 30, 2002, the Company estimated operating loss, net of applicable taxes, for the discontinued segment would be $269,000. The actual operating loss, net of applicable taxes, for the same period was $288,000, or $19,000 more than estimated. Also, for the six months ended September 30, 2002, the net current assets of discontinued operations has decreased from $1.6 million to $0.5 million as receivables have been collected.

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

    On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable. As of September 30, 2002, the buyer is current on both of these notes.

     Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:

                                                 September 30,      March 31,
                                                     2002             2002
                                                  ----------       ----------
Current assets:
   Accounts receivable. . . . . . . . . . . . .   $  436,000       $1,478,000
   Inventories. . . . . . . . . . . . . . . . .       75,000           85,000
                                                  ----------       ----------
Total current assets. . . . . . . . . . . . . .   $  511,000       $1,563,000
                                                  ==========       ==========
Non-current assets:
   Property and equipment, net. . . . . . . . .   $  869,000       $  845,000
                                                  ----------       ----------
Total non-current assets. . . . . . . . . . . .   $  869,000       $  845,000
                                                  ==========       ==========

8.  NOTES RECEIVABLE

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable in a startup development company that designs, manufactures and markets caskets for the death care industry. The caskets are made of thermoformed ABS, the same process and material used for making the Company's tables, and give the appearance of polished marble or a deep laquer finished wood. During the quarter ended June 30, 2002, the Company invested an additional $250,000 in the form of a note receivable. During the quarter ended September 30, 2002, the Company invested an additional $183,000 in the form of a note receivable. Subsequent to the end of the quarter ended September 30, 2002, the Company invested an additional $20,000 in the form of a note receivable. After review of the collectability of the notes receivable, the Company decided to reserve $500,000 of the notes as of June 30, 2002 and the remaining outstanding balance of $183,000 in the September 2002 quarter. This resulted in a non-recurring charge to general and administrative expenses of $500,000 for the first quarter and $183,000 for the second quarter of fiscal 2002. The Company may, at its discretion, invest an additional $297,000 in notes receivable over the next six months. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock of this startup development company.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. If the Company chooses to close the transaction, the good faith deposit will be converted into 18.9 percent of the equity of the startup development company. The Company has a further option to purchase an additional 31.1 percent of the equity of this startup development company for $82,000. If the Company chooses not to close the transaction, the Company can use the good faith deposit for the purchase of product from the startup development company.

     During the quarter ended March 31, 2002, the Company also set up a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $110,000 for this note receivable. At September 30, 2002, the gross value of this note receivable was $340,000. At September 30, 2002, $68,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of September 30, 2002, the dealer was current on payments on this note receivable.

9.  RELATED PARTY TRANSACTIONS

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

     On September 3, 2002, the Company repurchased 845,373 shares of its outstanding common stock held by certain directors and affiliates of the Company. The repurchase was completed through privately negotiated transactions at a purchase price of $12.00 per share and was approved by the Company's independent director. This amount was a discount from the publicly traded share price as the Company's stock closed at $12.21 on September 3, 2002. The Company repurchased shares from the following directors and affiliates:


                     Number of Shares    Ownership before   Ownership after
Director/Affiliate      Repurchased         Repurchase         Repurchase
------------------   -----------------   ----------------   ---------------
Gregory L. Wilson,
Chairman                  410,000              23.6%              19.1%

Constance Crump,
Affiliate                 197,287               7.7%               4.7%

Ralph Crump, Director     140,000               8.5%               7.1%

Peter Najar, Director      75,000               5.5%               5.0%

C. Lewis Wilson,
Director                   23,086               1.0%               0.7%

------------------   -----------------   ----------------   ---------------
 Total as a group         845,373              46.3%              36.6%

(1) Constance Crump is the daughter of Ralph Crump and the spouse of Peter
Najar.

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

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture is marketed under the Mity-Lite trade name. It consists of lightweight, durable folding-leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the multipurpose room product line. The current and future growth of the multipurpose room furniture operations depends largely upon its ability to successfully introduce and market new product lines of multipurpose room furniture, its ability to profitably increase its market penetration into existing and new markets, and the strength of a recovering economy, particularly in the institutional furniture industry.

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as hospitality and recreation industries, has negatively impacted the Company's historical sales growth rates. The events of September 11, 2001 have also negatively impacted many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. The U.S. office furniture market declined by 17 percent in calendar year 2001. Industry experts have expected further declines during calendar year 2002, recently lowering their expectation to a 20 percent decline. However, industry experts also predict improvements in calendar year 2003 with an 8 percent increase. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. The Company anticipates that weakness in furniture demand will continue until overall business and economic conditions improve. Beginning in the fourth quarter of fiscal 2002, and continuing in the first quarter of fiscal 2003, order rates improved. During the quarter ending September 30, 2002, sales volumes were 6 percent higher compared to the prior year's second quarter. However, toward the end of the second fiscal quarter, order rates began to soften. Consequently, the Company currently anticipates that sales volumes during the quarter ending December 31, 2002 will be 5 to 10 percent lower than the prior year's third quarter. However, the Company may not be successful in achieving this sales level in the third quarter.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the quarter ended September 30, 2002, the Company's healthcare seating operations had not been negatively impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets and introducing new products.

     DISCONTINUED OPERATIONS. The Company's specialty office systems operations located in Marked Tree, Arkansas and known as CenterCore and DO Group, have experienced various operational challenges. Since acquiring and taking over the direct management of DO Group, the Company has worked to identify and resolve operational and other problems. The Company took action to reduce the amount of losses incurred at DO Group and CenterCore by reducing personnel costs through layoffs and implementing more sound business practices. The Company devoted additional management as well as outside consulting resources to the resolution of these problems. In spite of these cutbacks and other management initiatives, DO Group and CenterCore continued to sustain losses through June 2001. Beginning in July 2001 and through the end of fiscal 2002, these operations were once again profitable and most of the operational inefficiencies and information system problems were resolved. Since that time, mainly due to economic conditions, sales volumes have decreased and the operation has once again begun to be in a loss position. On June 29, 2001, the Company's Board of Directors approved the plan for exiting and selling the assets of the CenterCore and DO Group businesses. The Company currently anticipates that this exit will be completed by the end of the third quarter of fiscal 2003.

     As a result of these actions and in accordance with APB 30, the Company is treating the DO Group and CenterCore segment of its operations as a discontinued operation. The net losses from operations for the discontinued DO Group and CenterCore segment of the Company were $271,000 for the three months ended June 30, 2001, net of applicable income taxes. An additional estimated $3,256,000 loss was accrued for the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. The Company currently anticipates that this exit will be completed by the end of the third quarter of fiscal 2003. For the quarter ended September 30, 2002, the Company estimated its operating loss, net of applicable taxes, for the discontinued segment would be $269,000. The actual operating loss, net of applicable taxes, for the same period was $287,000, or $19,000 more than estimated. Also, for the three months ended September 30, 2002, the net current assets of discontinued operations has decreased from $1.6 million to $0.5 million as receivables have been collected.

     On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

     On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart, Indiana headquarters for $150,000 in cash and $350,000 of notes from the buyer. The book value of these assets at the time of sale was approximately $315,000. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes will be discounted using a 20% interest rate and will be valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable. As of September 30, 2002, the buyer is current on both of these notes.

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

NOTES RECEIVABLE: The Company currently has notes receivable from startup development companies. The Company reviews these notes to determine likely collectability. Since the notes are with startup development companies without a history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of the potential future success of the products being developed. At this time, the Company has reserved $683,000 on one of these notes receivable. Due to the high level of uncertainty in the success of these products, these notes receivable may not be ultimately realized. The Company also has a note receivable with a dealer in Australia. The Company has created a reserve for a portion of this note receivable based upon what the Company believes the liquidation value of this operation to be.

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.


COMPARISON OF CONTINUING OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     NET SALES. The Company's second quarter fiscal 2003 net sales of $10,777,000 were up 6 percent as compared with the second quarter net sales in the prior fiscal year. For the quarter ended September 30, 2002, the increase reflects sales increases, as compared to the quarter ended September 30, 2001, of 17 percent in the Company's healthcare chair operations and 5 percent in the Company's multipurpose room operations. The Company's total international sales represented 10 percent of net sales for the quarter ended September 30, 2002 as compared to 11 percent in the second quarter of fiscal 2002. The Company attributes most of the increase in sales in the multipurpose room operations to increases in chair sales which was partially offset by slightly lower table sales. The increased sales related to the Company's healthcare chair operations were due primarily to increased sales in the U.S. marketplace. For the upcoming quarter, the Company expects that its sales in the third quarter of fiscal 2003 will be 5 to 10 percent lower than the third quarter of fiscal 2002.

     For the six months ended September 30, 2002, the Company's net sales of $21,336,000 represented an increase of 1 percent over the same period in the prior fiscal year. For the six months ended September 30, 2002, the increase reflects sales increases, as compared to the six months ended September 30, 2001, of 6 percent in the Company's healthcare chair operations and flat sales in the Company's multipurpose room operations. The Company's total international sales represented 10 percent of net sales for the six months ended September 30, 2002 as compared to 12 percent in the prior year's period. The flat sales in the Company's is attributed to increases in chair sales offset by declines in table sales.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended September 30, 2002 increased by 2 percentage points over the same quarter in the prior fiscal year to 42 percent. This increase was due to lower material costs at the Company's multipurpose room furniture operation as well as a higher gross margin at the Company's healthcare seating operations. This increase was partially offset by a lower average sales price on the Company's table products as well as higher overhead costs as a percentage of sales at the Company's multipurpose room furniture operations.

     Gross profit as a percentage of net sales in the six months ended September 30, 2002 increased by 1 percentage point over the same period in the prior fiscal year to 42 percent. This increase was due to lower material and labor costs at the Company's multipurpose room furniture operation as well as a slightly higher gross margin at the Company's healthcare seating operations. This increase was partially offset by a lower average sales price on the Company's table products as well as higher overhead costs as a percentage of sales at the Company's multipurpose room furniture operations.

     SELLING EXPENSES. Selling expenses were 14 percent of net sales in the second quarter of fiscal 2003 as compared to 16 percent for the same quarter of the prior fiscal year. Actual expenses decreased by $99,000. Multipurpose room furniture selling costs decreased by $187,000 over the prior fiscal year. This decrease resulted from lower costs for sales literature, trade shows, and personnel partially offset by higher costs for advertising. Selling expenses at the healthcare seating operations increased by $88,000 over the prior fiscal year due primarily to increased personnel and travel costs.

     Selling expenses were 15 percent of net sales in the six months ended September 30, 2002 as compared to 16 percent for the same period of the prior fiscal year. Actual expenses decreased by $248,000. Multipurpose room furniture selling costs decreased by $399,000 over the prior fiscal year.
This decrease resulted from lower costs for sales literature, trade shows, and personnel. Selling expenses at the healthcare seating operations increased by $151,000 over the prior fiscal year due primarily to increased personnel and travel costs partially offset by lower costs for commissions.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 7 percent of net sales for the second quarter of fiscal 2003 as compared to 5 percent for the same quarter of the prior fiscal year. Actual spending increased by 41 percent or $204,000. The increase was primarily due to higher professional fees as well as a non-recurring charge of $183,000 that fully reserved the September 30, 2002 balance in a note receivable to a startup development company. The reserve was made due to concerns about the collectability of the note. This startup development company designs, manufactures and markets caskets made of thermoformed ABS.

     General and administrative expenses were 8 percent of net sales for the six months ended September 30, 2002 as compared to 5 percent for the same period of the prior fiscal year. Actual spending increased by 60 percent or $642,000. The increase was primarily due to a non-recurring charge of $683,000 that fully reserved the September 30, 2002 balance in a note receivable to a startup development company. The reserve was made due to concerns about the collectability of the note.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 4 percent of net sales for the second quarter of fiscal 2003 as compared to 3 percent for the same quarter of the prior fiscal year. Actual spending increased by $92,000. The increase was primarily due to higher expenditures for personnel and outside services related to the Company's development of a new generation of multipurpose room table.

     Research and development expenses were 3 percent of net sales for the second quarter of fiscal 2003 as compared to 3 percent for the same quarter of the prior fiscal year. Actual spending increased by $95,000 primarily due to higher expenditures for personnel and outside services related to the Company's development of a new generation of multipurpose room table.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $107,000 for the quarter ended September 30, 2002. Second quarter interest income was $74,000, a decrease of $19,000 from the same quarter of the prior fiscal year. The decrease was due to less interest earned on the lower cash balance held in the current fiscal quarter as well as lower rates of return. Other income, which totaled $33,000 for the current quarter, consisted of $31,000 in realized foreign currency exchange gains, and other income of $2,000.

     Other income and expense netted to $164,000 for the six months ended September 30, 2002. Interest income was $174,000, an increase of $11,000 from the same period of the prior fiscal year. The increase was due to interest earned on the higher cash balance held in the current fiscal year. Other expenses, which totaled $10,000 for the period, consisted of $3,000 in realized foreign currency exchange net losses, a $3,000 net loss on asset disposal and other net losses of $4,000.

     NET INCOME FROM CONTINUING OPERATIONS. For the reasons stated above, the Company's net income from continuing operations for the quarter ended September 30, 2002 of $1,203,000 increased $116,000 or 11 percent over the second quarter net income from continuing operations in the prior fiscal year.

     For the reasons stated above, net income from continuing operations for the six months ended September 30, 2002 was $2,208,000, a decrease of $154,000 or 7 percent over the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $2.25 million at September 30, 2002 as compared to $8.93 million at March 31, 2002.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                     Six months ended
                                                    September 30, 2002
                                                    ------------------
Net cash provided by operating activities. . . .        $ 3,763,000
Net sales of available-for-sale securities . . .          2,852,000
Decrease in notes receivable . . . . . . . . . .            277,000
Purchases of property and equipment. . . . . . .         (2,853,000)
Net proceeds from exercise of stock options. . .            205,000
Purchase and retirement of common stock. . . . .        (10,824,000)

     The decrease in cash and cash equivalents was due primarily to the purchase and retirement of common stock ($10.82 million) described further below, and purchases of property and equipment ($2.85 million). This decrease was partially offset by cash provided by operating activities ($3.76 million), the net sale of available-for-sale securities ($2.85 million), the net decrease in notes receivable ($0.28 million) and net proceeds related to the exercise of stock options ($0.21 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.63 million. As of September 30, 2002, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of September 30, 2002, the Company was in full compliance with the loan covenants related to the Broda Enterprises' credit facility. The Company's liquidity depends only partially upon the availability of the Broda Enterprises credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. During the last fiscal year, the Company's discontinued Arkansas operations were no longer a drain on the Company's cash resources but were a major contributor to the growing cash position of the Company. However, during the six months ended September 30, 2002, the Arkansas operations lost $531,00 net of applicable tax benefit. If sales decreases continue and costs do not decline at the same rate, or the discontinued operations continue to generate negative cash flows, the Company's cash flow and liquidity may be impeded. The Company currently anticipates that this exit will be completed by the end of the third quarter of fiscal 2003. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 2002, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.57 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at September 30, 2002 included current liabilities of $6.36 million to be repaid from funds generated from operations. Current liabilities as of September 30, 2002 and March 31, 2002 consisted of the following:

                                                SEPTEMBER 30,      MARCH 31,
                                                    2002             2002
                                                  ----------       ----------
Accounts payable. . . . . . . . . . . . . . . .   $1,875,000       $1,649,000
Accrued payroll . . . . . . . . . . . . . . . .    1,348,000        1,044,000
Accrued warranty expense. . . . . . . . . . . .      413,000          375,000
Reserve for loss at discontinued operations . .    2,125,000        2,534,000
Other accruals. . . . . . . . . . . . . . . . .      602,000          448,000
                                                  ----------       ----------
Total current liabilities . . . . . . . . . . .   $6,363,000       $6,050,000
                                                  ==========       ==========

The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $10,000) per month through August 2004.

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable in a startup development company that designs, manufactures and markets caskets for the death care industry. The caskets are made of thermoformed ABS, the same process and material used for making the Company's tables, and give the appearance of polished marble or a deep laquer finished wood. During the quarter ended June 30, 2002, the Company invested an additional $250,000 in the form of a note receivable. During the quarter ended September 30, 2002, the Company invested an additional $183,000 in the form of a note receivable. Subsequent to the end of the quarter ended September 30, 2002, the Company invested an additional $20,000 in the form of a note receivable. After review of the collectability of the notes receivable, the Company decided to reserve $500,000 of the notes as of June 30, 2002 and the remaining outstanding balance of $183,000 in the September 2002 quarter. This resulted in a non-recurring charge to general and administrative expenses of $500,000 for the first quarter and $183,000 for the second quarter of fiscal 2002. The Company may, at its discretion, invest an additional $297,000 in notes receivable over the next six months. After this investment, the Company has the option to convert these notes into common stock representing approximately 51% of the outstanding stock of the startup development company. In addition, the Company has an option to acquire the remaining 49% of the outstanding stock of this startup development company.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. If the Company chooses to close the transaction, the good faith deposit will be converted into 18.9 percent of the equity of the startup development company. The Company has a further option to purchase an additional 31.1 percent of the equity of this startup development company for $82,000. If the Company chooses not to close the transaction, the Company can use the good faith deposit for the purchase of product from the startup development company.

    On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. As of September 30, 2002, approximately 211,000 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.

     On September 4, 2002, the Company announced that it had repurchased 845,373 shares of its outstanding common stock held be certain directors and affiliates of the Company. The transaction was completed through privately negotiated transactions at a purchase price of $12.00 per share and was approved by the Company's independent director. This amount was a discount from the publicly traded share price as the Company's stock closed at $12.21 on September 3, 2002.

      The Company is in the process of developing new products including a new generation of multipurpose room tables. The Company anticipates additional research and development expenditures in the current fiscal year, and that if such product development efforts are successful, capital expenditures of approximately $6 million may be required over the next 6 to 12 months. The Company anticipates funding these capital expenditures using existing capital reserves as well as cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.


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

    - statements that the Company anticipates that its sales volumes during the third quarter of fiscal 2003 may be 5 to 10 percent lower than sales levels of the third quarter of fiscal 2002;

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

    - statements that the Company believes the purchase of its table and cart manufacturing facility, corporate headquarters and related real estate will increase its profit margin by approximately $70,000 per year;

    - statements related to the Company's expectation that increased research and development costs in developing new products will continue during at least the next fiscal year, and that if such product development efforts are successful, capital expenditures of approximately $6 million may be required over the next 6 to 12 months;

    - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months;

    - statements relating to the Company's possible need to raise additional capital if its cash reserves, cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; and

    -  statements related to anticipated capital expenditures.

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

    - continued global tension related to the events of September 11, 2001 and U.S. military actions related thereto including terrorist attacks and international unrest;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufacturers its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended September 30, 2002. The Company's healthcare chair operations have occasionally entered into forward contracts for specific US$ denominated accounts receivable. As of September 30, 2002, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls

     There were no significant changes made in our internal controls during the period covered by this report, or to out knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.




                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of the shareholders of MITY Enterprises, Inc. was held on August 6, 2002. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar, C. Lewis Wilson, and Hal B. Heaton were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                                      Shares         Shares         Shares
                                   Voted in Favor   Withheld       Not Voted
Gregory L. Wilson                    4,745,834       168,900        95,821
Ralph E. Crump                       4,754,534       160,200        95,821
Peter Najar                          4,753,319       161,415        95,821
C. Lewis Wilson                      4,753,214       161,520        95,821
Hal B. Heaton                        4,753,364       161,370        95,821

     Also at the Annual Meeting, the shareholders approved an amendment to the Company's 1997 Stock Incentive Plan increasing the number of shares reserved for issuance upon exercise of stock options granted thereunder to 900,000.
The results of the voting were as follows:

     Shares Voted in Favor     3,256,663
     Shares Voted Against        292,067
     Shares Abstained            123,829
     Shares Not Voted          1,337,996

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

       99.25 Bradley T Nielson Certification pursuant to 18 U.S.C. Section 1350

       99.26 Paul R. Killpack Certiciation pursuant to 18 U.S.C. Section 1350

  (b)  Reports on Form 8-K

       On July 31, 2002 the Company filed a current report on Form 8-K announcing its financial results for the first fiscal quarter of fiscal year 2003.

       On August 2, 2002 the Company filed a current report on Form 8-K disclosing the Section 906 certification of its first fiscal quarter of fiscal year 2003 financial results.

       On August 27, 2002 the Company filed a current report on Form 8-K announcing the Company's plan to explore a possible stock repurchase from certain directors and affiliates of the Company.

       On August 29, 2002 the Company filed a current report on Form 8-K announcing the Company's plan to repurchase stock from certain directors and affiliates of the Company.
       On September 4, 2002 the Company filed a current report on Form 8-K announcing the Company's repurchase of stock from certain directors and affiliates of the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: October 30, 2002                  /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: October 30, 2002                  /s/ Paul R. Killpack
                                        ------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


                                CERTIFICATIONS


     I, Bradley T Nielson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MITY Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 30, 2002                  /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        Chief Executive Officer



     I, Paul R. Killpack, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MITY Enterprises, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 30, 2002                  /s/ Paul R. Killpack
                                        ------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer