Form 10-Q
period 2002-12-31
MITY ENTERPRISES INC
filed 2003-01-29
CIK 921030

United States Securities and Exchange Commission
                            Washington, D.C. 20549
          ------------------------------------------------------------

                                  Form 10-Q

(Mark One)

           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2002

                                      or

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

                             1301 West 400 North
                               Orem, Utah 84057
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (801) 224-0589

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)

          ------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     There were 4,113,808 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 27, 2002.

                         PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                DECEMBER 31,       MARCH 31,
ASSETS                                              2002             2002
                                                ------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $ 2,222,000      $ 8,926,000
  Available-for-sale securities. . . . . . . .     1,816,000        4,593,000
  Accounts receivable, less allowances of
    $418,000 at December 31, 2002 and
    $346,000 at March 31, 2002 . . . . . . . .     4,768,000        4,382,000
  Inventories. . . . . . . . . . . . . . . . .     1,375,000        1,235,000
  Prepaid expenses and other current assets. .     1,365,000          599,000
  Deferred income taxes, current . . . . . . .       564,000        3,117,000
  Net current assets of discontinued
    operations . . . . . . . . . . . . . . . .          --          1,563,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . . .    12,110,000       24,415,000
Property and equipment, net. . . . . . . . . .    10,007,000        6,286,000
Deferred income taxes. . . . . . . . . . . . .       781,000          405,000
Goodwill, net. . . . . . . . . . . . . . . . .       943,000          932,000
Notes receivable . . . . . . . . . . . . . . .       209,000          486,000
Investment in affiliate. . . . . . . . . . . .       132,000             --
Net noncurrent assets of discontinued
  operations . . . . . . . . . . . . . . . . .          --            845,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . . .   $24,182,000      $33,369,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,472,000        1,649,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     2,257,000        4,401,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . . .     3,729,000        6,050,000

COMMITMENTS AND CONTINGENCIES. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,113,308 at Dec. 31,
      2002 and 5,000,343 at March 31, 2002 . .        41,000           50,000
    Additional paid-in capital . . . . . . . .     9,803,000       11,755,000
    Retained earnings. . . . . . . . . . . . .    10,668,000       15,615,000
    Accumulated other comprehensive loss . . .       (59,000)        (101,000)
                                                ------------     ------------
  Total stockholders' equity . . . . . . . . .    20,453,000       27,319,000
                                                ------------     ------------
Total liabilities and stockholders' equity . .   $24,182,000      $33,369,000
                                                ============     ============
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                  THREE MONTHS ENDED DEC. 31,
                                                      2002           2001
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $10,375,000    $10,094,000
Cost of products sold . . . . . . . . . . . . . .    6,132,000      5,963,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,243,000      4,131,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,599,000      1,597,000
  General and administrative. . . . . . . . . . .      603,000        529,000
  Research and development. . . . . . . . . . . .      414,000        291,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,616,000      2,417,000
                                                  ------------   ------------
Income from continuing operations . . . . . . . .    1,627,000      1,714,000
Other income:
  Interest income . . . . . . . . . . . . . . . .       19,000         96,000
  Other . . . . . . . . . . . . . . . . . . . . .      (19,000)         2,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .         --           98,000
                                                  ------------   ------------
Income from continuing operations before
 provision for income taxes . . . . . . . . . . .    1,627,000      1,812,000
Income tax expense. . . . . . . . . . . . . . . .      623,000        704,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    1,004,000      1,108,000
Discontinued operations (Note 7):
 Estimated gain on disposal (net of applicable
    income taxes of $457,000) . . . . . . . . . .      745,000           --
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,749,000    $ 1,108,000
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.24    $      0.22
Basic earnings per share on disposal of
    discontinued operations . . . . . . . . . . .         0.18           --
                                                  ------------   ------------
Basic earnings per share. . . . . . . . . . . . .  $      0.42    $      0.22
                                                  ============   ============
Weighted average number of common shares - basic.    4,124,200      5,071,033
                                                  ============   ============

Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.23    $      0.21
Diluted earnings per share on disposal of
    discontinued operations . . . . . . . . . . .         0.18           --
                                                  ------------   ------------
Diluted earnings per share. . . . . . . . . . . .  $      0.41    $      0.21
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,318,312      5,176,340
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2002           2001
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $31,711,000    $31,276,000
Cost of products sold . . . . . . . . . . . . . .   18,472,000     18,450,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .   13,239,000     12,826,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    4,726,000      4,972,000
  General and administrative. . . . . . . . . . .    2,317,000      1,601,000
  Research and development. . . . . . . . . . . .    1,106,000        888,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    8,149,000      7,461,000
                                                  ------------   ------------
Income from continuing operations . . . . . . . .    5,090,000      5,365,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . .      193,000        259,000
  Other . . . . . . . . . . . . . . . . . . . . .      (29,000)        29,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .      164,000        288,000
                                                  ------------   ------------
Income from continuing operations before
  provision for income taxes. . . . . . . . . . .    5,254,000      5,653,000
Income tax expense. . . . . . . . . . . . . . . .    2,042,000      2,183,000
                                                  ------------   ------------
Net income from continuing operations . . . . . .    3,212,000      3,470,000
Discontinued operations (Note 7):
  Loss from discontinued operations (net of
    applicable income taxes of $166,000 for the
    period ended December 31, 2001) . . . . . . .         --         (271,000)
  Estimated gain (loss) on disposal (net of
    applicable income taxes of $457,000 and
    $1,545,000 for the periods ended December 31,
    2002 and 2001 respectively) . . . . . . . . .      745,000     (3,256,000)
                                                  ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .  $ 3,957,000    $   (57,000)
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.69    $      0.68
Basic loss per share from discontinued operations         --            (0.05)
Basic earnings (loss) per share on disposal of
    discontinued operations . . . . . . . . . . .         0.17          (0.64)
                                                  ------------   ------------
Basic earnings (loss) per share . . . . . . . . .  $      0.86    $     (0.01)
                                                  ============   ============
Weighted average number of common shares - basic.    4,626,849      5,094,719
                                                  ============   ============

Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.66    $      0.67
Diluted loss per share from discontinued
    operations. . . . . . . . . . . . . . . . . .         --            (0.05)
Diluted earnings (loss) per share on disposal of
    discontinued operations . . . . . . . . . . .         0.16          (0.63)
                                                  ------------   ------------
Diluted earnings (loss) per share . . . . . . . .  $      0.82    $     (0.01)
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,845,623      5,208,601
                                                  ============   ============


         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2002           2001
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . .   $ 3,957,000    $   (57,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net loss (gain) from discontinued operations      (745,000)     3,527,000
    Depreciation and amortization. . . . . . . .       871,000        879,000
    Deferred taxes . . . . . . . . . . . . . . .     2,177,000     (1,247,000)
    Net loss on disposal of equipment. . . . . .        26,000          4,000
    Tax benefit from exercise of stock options .        12,000         11,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (376,000)       483,000
      Inventories. . . . . . . . . . . . . . . .      (135,000)        91,000
      Prepaid expenses and other current assets.      (911,000)       712,000
      Accounts payable . . . . . . . . . . . . .      (180,000)      (808,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .    (2,001,000)     2,084,000
                                                  ------------   ------------
Net cash provided by continuing operations . . .     2,695,000      5,679,000
Net cash provided by discontinued operations . .     2,902,000      3,151,000
                                                  ------------   ------------
Net cash provided by operating activities. . . .     5,597,000      8,830,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (2,283,000)    (9,700,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     5,073,000      6,216,000
Proceeds from sales of property & equipment. . .        14,000          4,000
Decrease (increase) in notes receivable. . . . .       230,000       (250,000)
Investment in affiliate. . . . . . . . . . . . .       (82,000)          --
Purchases of property and equipment. . . . . . .    (4,629,000)    (1,018,000)
                                                  ------------   ------------
Net cash used by continuing operations . . . . .    (1,677,000)    (4,748,000)
Net cash provided by discontinued operations . .       250,000           --
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (1,427,000)    (4,748,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options. . .       244,000        352,000
Purchase and retirement of common stock. . . . .   (11,121,000)      (564,000)
                                                  ------------   ------------
Net cash used in financing activities. . . . . .   (10,877,000)      (212,000)
                                                  ------------   ------------
Effect of exchange rate changes on cash. . . . .         3,000         (4,000)
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .    (6,704,000)     3,866,000
Cash and cash equivalents at beginning of period     8,926,000      4,857,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 2,222,000    $ 8,723,000
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes . .   $ 1,293,000    $ 1,144,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended December 31, 2002, $50,000 of the notes receivable was converted into investment in affiliate related to a startup development company investigating the commercial development of a new technology (see Footnote 8).



         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of MITY Enterprises Inc.'s (the "Company's") management, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and nine months ended December 31, 2002 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2003.

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


2.  INVENTORIES

     Inventories consisted of the following (excluding discontinued operations):

                                                DECEMBER 31,       MARCH 31,
                                                    2002             2002
                                                ------------     -------------

               Materials and supplies . . . .    $   992,000      $   747,000
               Work-in-progress . . . . . . .        202,000          174,000
               Finished goods . . . . . . . .        181,000          314,000
                                                ------------     ------------
                                                 $ 1,375,000      $ 1,235,000
                                                ============     ============

3.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     On June 29, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 is not anticipated to have a material effect on the Company's financial results. SFAS No. 142 establishes accounting and reporting standards for goodwill and intangible assets, requiring annual impairment testing for goodwill and intangible assets, and the elimination of periodic amortization of goodwill and certain intangibles. The Company adopted the provisions of SFAS No. 142 for the Company's fiscal year 2003 beginning April 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $42,000 for fiscal 2003. The Company performed the first of the required impairment tests of goodwill of $943,000 related to its healthcare seating operation according to the provisions of SFAS No. 142 and has determined that this goodwill is not impaired.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The Company has not determined the impact, if any, SFAS No. 146 will have on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is evaluating what impact this statement will have on its consolidated financial statements.

4.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the nine months ended December 31, 2002, comprehensive income exceeded net income by $42,000 related to $29,000 in foreign currency translation gains and $13,000 in unrealized gains on available for sale securities. For the nine months ended December 31, 2001, net income exceeded comprehensive income by $19,000 related to foreign currency translation losses.


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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and nine months ended December 31, 2002 and 2001 is as follows:
                                              THREE MONTHS ENDED DECEMBER 31,
                                                  2002              2001
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $ 9,055,000       $ 8,939,000
  Healthcare seating . . . . . . . . . . . .     1,320,000         1,155,000
                                              ------------      ------------
                                               $10,375,000       $10,094,000
                                              ============      ============
Income from continuing operations:
  Multipurpose room furniture. . . . . . . .   $ 1,323,000       $ 1,453,000
  Healthcare seating . . . . . . . . . . . .       304,000           261,000
                                              ------------      ------------
                                               $ 1,627,000       $ 1,714,000
                                              ============      ============

                                              NINE MONTHS ENDED DECEMBER 31,
                                                  2002              2001
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $27,926,000       $27,787,000
  Healthcare seating . . . . . . . . . . . .     3,785,000         3,489,000
                                              ------------      ------------
                                               $31,711,000       $31,276,000
                                              ============      ============
Income from continuing operations:
  Multipurpose room furniture. . . . . . . .   $ 4,232,000       $ 4,583,000
  Healthcare seating . . . . . . . . . . . .       858,000           782,000
                                              ------------      ------------
                                               $ 5,090,000       $ 5,365,000
                                              ============      ============
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   815,000       $   760,000
  Healthcare seating . . . . . . . . . . . .        56,000           119,000
                                              ------------      ------------
                                               $   871,000       $   879,000
                                              ============      ============
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 4,550,000       $   936,000
  Healthcare seating . . . . . . . . . . . .        79,000            82,000
                                              ------------      ------------
                                               $ 4,629,000       $ 1,018,000
                                              ============      ============

                                                DECEMBER 31,       MARCH 31,
                                                    2002             2002
                                                ------------     ------------
Total assets:
  Multipurpose room furniture. . . . . . . .     $21,343,000      $28,215,000
  Healthcare seating . . . . . . . . . . . .       2,839,000        2,746,000
  Discontinued operations (Specialty office
    systems segment) . . . . . . . . . . . .            --          2,408,000
                                                ------------     ------------
                                                 $24,182,000      $33,369,000
                                                ============     ============

6.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

     The following is the Company's reconciliation of basic and diluted net income per share for the three months and nine months ended December 31, 2002 and 2001 respectively.

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                   DECEMBER 31,            DECEMBER 31,
                               --------------------  ----------------------
                                  2002       2001         2002        2001
                               ---------- ----------  ----------- -----------
Net income from continuing
 operations . . . . . . . . .$ 1,004,000 $ 1,108,000  $ 3,212,000 $ 3,470,000
Discontinued operations:
 Net loss from discontinued
  operations. . . . . . . . .       --          --           --      (271,000)
 Estimated gain (loss) on
  disposal. . . . . . . . . .    745,000        --        745,000  (3,256,000)
                             ----------- -----------  ----------- -----------
Net income (loss) as
 reported . . . . . . . . . .$ 1,749,000 $ 1,108,000  $ 3,957,000 $   (57,000)
                             =========== ===========  =========== ===========
BASIC:
 Weighted average number of
  common shares outstanding .  4,124,200   5,071,033    4,626,849   5,094,719
                             =========== ===========  =========== ===========
 Basic net income per share
  from continuing operations      $ 0.24       $0.22       $ 0.69       $0.68
 Basic net loss per share
  from discontinued
  operations. . . . . . . . .       --          --            --        (0.05)
 Basic net gain (loss) per
  share on disposal of
  discontinued operations . .       0.18        --           0.17       (0.64)
                             ----------- -----------  ----------- -----------
 Basic net income (loss) per
  share . . . . . . . . . . .     $ 0.42      $ 0.22       $ 0.86      $(0.01)
                             =========== ===========  =========== ===========
DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,124,200   5,071,033    4,626,849   5,094,719
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    194,112     105,307      218,774     113,882
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,318,312   5,176,340    4,845,623   5,208,601
                             =========== ===========  =========== ===========
 Diluted net income per share
  from continuing operations.     $ 0.23       $0.21       $ 0.66       $0.67
 Diluted net loss per share
  from discontinued operations       --          --           --        (0.05)
 Diluted net gain (loss) per
  share on disposal of
  discontinued operations . .       0.18         --          0.16       (0.63)
                             ----------- -----------  ----------- -----------
 Diluted net income (loss) per
  share . . . . . . . . . . .     $ 0.41      $ 0.21       $ 0.82      $(0.01)
                             =========== ===========  =========== ===========

7.  DISCONTINUED OPERATIONS

     On November 8, 2002, the Company completed its plan for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). This plan was originally approved by the Company's Board of Directors on June 29, 2001. Since that time and in accordance with Accounting Principles Board Opinion No. 30,
Reporting the Results of Operations   Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions ("APB 30"), the Company has treated the DO Group and CenterCore segment of its operations as a discontinued operation. At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax has been determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company is recognizing a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place on September 12, and October 2, 2001. The final transaction occurred on November 8, 2002. Further details on these individual transactions are discussed below.

    On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

    On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable. As of December 31, 2002, the buyer is current on both of these notes.

     On November 8, 2002, the Company completed the sale of its specialty office systems line. The Company sold inventory, property, plant, tooling, machinery, equipment, and intellectual property related to the systems line for a net $250,000 in cash. The Company retained existing accounts receivable, deferred tax assets and certain liabilities.

     Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:

                                                  DECEMBER 31,      MARCH 31,
                                                     2002             2002
                                                  ----------       ----------
CURRENT ASSETS:
   Accounts receivable. . . . . . . . . . . . .   $     --         $1,478,000
   Inventories. . . . . . . . . . . . . . . . .         --             85,000
                                                  ----------       ----------
Total current assets. . . . . . . . . . . . . .   $     --         $1,563,000
                                                  ==========       ==========

NON-CURRENT ASSETS:
   Property and equipment, net. . . . . . . . .   $     --         $  845,000
                                                  ----------       ----------
Total non-current assets. . . . . . . . . . . .   $     --         $  845,000
                                                  ==========       ==========


8.  NOTES RECEIVABLE AND INVESTMENT IN AFFILIATE

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable in a startup development company that designs, manufactures and markets caskets for the death care industry. The caskets are made of thermoformed ABS, the same process and material used for making the Company's tables, and give the appearance of polished marble or a deep laquer finished wood. During the quarters ended June 30, September 30, and December 31, 2002, the Company invested an additional $250,000, $183,000, and $52,000, respectively, in the form of notes receivable for a total investment of $735,000. After review of the collectability of the notes receivable, the Company decided to reserve $500,000 of the notes as of June 30, 2002, an additional $183,000 during the quarter ended September 30, 2002 and the remaining outstanding balance of $52,000 in the quarter ended December 31, 2002. This resulted in a charge to general and administrative expenses of $500,000 for the first quarter, $183,000 for the second quarter, and $52,000 for the third quarter of fiscal 2003. Due to difficulties in penetrating the market, the Company does not currently anticipate making any further investments in this startup development company.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This total investment of $132,000 represents a 50 percent equity ownership in this startup development company. The Company had previously accounted for the original $50,000 deposit as a note receivable. Since the Company has made the additional $82,000 investment, the $50,000 note was converted into an investment in affiliate. The Company utilizes the equity method of accounting for its investment. Under the equity method, the Company recognizes its proportionate share of the earnings or losses of this startup development company as incurred. No material earnings or expenses occurred with this business during the quarter ended December 31, 2002. The Company has also extended a line of credit of $125,000 to the shareholder owning the other 50 percent share of the company and is secured by the shareholder's ownership in the company. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of December 31, 2002, the full credit line of $125,000 was outstanding.

     During the quarter ended March 31, 2002, the Company also set up a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $180,000 for this note receivable. At December 31, 2002, the gross value of this note receivable was $322,000. At December 31, 2002, $58,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of December 31, 2002, the dealer was current on payments on this note receivable.

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

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture is marketed under the Mity-Lite(R) trade name. It consists of lightweight, durable folding-leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the multipurpose room product line. The current and future growth of the multipurpose room furniture operations depends largely upon the Company's ability to successfully introduce and market new product lines of multipurpose room furniture, its ability to profitably increase its market penetration into existing and new markets, and the strength of a recovering economy, particularly in the institutional furniture industry.

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as hospitality and recreation industries, has negatively impacted the Company's historical sales growth rates. Continued global tension related to threats of terrorist attacks and prospects of war continue to negatively impact many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. The U.S. office furniture market declined by 17 percent in calendar year 2001. Industry experts expected further declines during calendar year 2002 of 20 percent. However, industry experts also predict improvements in calendar year 2003 with an 8 percent increase. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. The Company anticipates that weakness in furniture demand will continue until overall business and economic conditions improve. During the quarter ended December 31, 2002, sales volumes were 3 percent higher compared to the prior year's third quarter. However, during the first few weeks of the fourth fiscal quarter, order rates began to soften. Still, the Company currently anticipates that sales volumes during the quarter ending March 31, 2003 will be up as much as 5 percent compared to the prior year's fourth quarter. However, the Company may not be successful in achieving this sales level in the fourth quarter.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the quarter ended December 31, 2002, the Company's healthcare seating operations had not been negatively impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets and introducing new products.

     DISCONTINUED OPERATIONS. On November 8, 2002, the Company completed its plan for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses).
This plan was originally approved by the Company's Board of Directors on June 29, 2001. Since that time and in accordance with APB 30, the Company has treated the DO Group and CenterCore segment of its operations as a discontinued operation. At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax has been determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company is recognizing a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place on September 12, and October 2, 2001. The final transaction occurred on November 8, 2002. Further details on these individual transactions are discussed below.

    On September 12, 2001, the Company completed the sale of its JG auditorium seating line. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

    On October 2, 2001, the Company completed the sale of its Domore seating line. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note is due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company has established a reserve for the entire notes receivable balance and any accrued interest receivable. As of December 31, 2002, the buyer is current on both of these notes.

     On November 8, 2002, the Company completed the sale of its specialty office systems line. The Company sold inventory, property, plant, tooling, machinery, equipment, and intellectual property related to the systems line for a net $250,000 in cash. The Company retained existing accounts receivable, deferred tax assets and liabilities.

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

VALUES FOR THE DISCONTINUED OPERATIONS: On November 8, 2002, the Company completed its plan for exiting and selling the assets of the specialty office seating and systems segment of its business. This plan was originally approved by the Company's Board of Directors on June 29, 2001. During the quarter ended June 30, 2001, the Company developed and approved a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. Since that time and in accordance with APB 30, the Company has treated the DO Group and CenterCore segment of its operations as a discontinued operation. At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax has been determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company is recognizing a gain, net of tax, of $745,000, in the period ended December 31, 2002. The Company did retain certain assets and liabilities of the segment after completion of the sales plan. Considerable judgment was used to estimate the value of these assets and liabilities based on many factors including the net expected realizable value of the remaining accounts receivable, the realization of tax benefits, and potential remaining expenses. Due to the level of uncertainty in this process, actual gains or losses may be less than or greater than those estimated.

INTANGIBLE ASSETS: The Company annually reviews the carrying value of its intangible assets which represents goodwill that arose upon its acquisition of Broda Enterprises. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill.

NOTES RECEIVABLE: The Company currently has notes receivable from startup development companies. The Company reviews these notes to determine likely collectability. Since the notes are with startup development companies without a history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of the potential future success of the products being developed. At this time, the Company has reserved $735,000 on the notes receivable for one of these companies. Due to the high level of uncertainty in the success of these products, these notes receivable may not be ultimately realized. The Company also has a note receivable with a dealer in Australia. The Company has created a reserve for a portion of this note receivable based upon what the Company believes the liquidation value of this operation to be.

INVESTMENT IN AFFILIATE. The Company has an investment in a startup development company of $132,000. The Company utilizes the equity method of accounting for its investment. Under the equity method, the Company will recognize its proportionate share of the earnings or losses of the startup development company. No material earnings or expenses occurred with this business during the quarter ended December 31, 2002.

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.


COMPARISON OF CONTINUING OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     NET SALES. The Company's third quarter fiscal 2003 net sales of $10,375,000 were up 3 percent as compared with the third quarter net sales in the prior fiscal year. For the quarter ended December 31, 2002, the increase reflects sales increases, as compared to the quarter ended December 31, 2001, of 14 percent in the Company's healthcare chair operations and 1 percent in the Company's multipurpose room operations. The Company's total international sales represented 11 percent of net sales for the quarter ended December 31, 2002 as compared to 13 percent in the third quarter of fiscal 2002. The Company attributes most of the increase in sales in the multipurpose room operations to increases in table sales which was partially offset by lower chair sales. The increased sales related to the Company's healthcare chair operations were due primarily to increased sales in the U.S. marketplace. For the upcoming quarter, the Company expects that its sales in the fourth quarter of fiscal 2003 will be up to 5 percent higher than the fourth quarter of fiscal 2002.

     For the nine months ended December 31, 2002, the Company's net sales of $31,711,000 represented an increase of 1 percent over the same period in the prior fiscal year. For the nine months ended December 31, 2002, the increase reflects sales increases, as compared to the nine months ended December 31, 2001, of 8 percent in the Company's healthcare chair operations and 1 percent in the Company's multipurpose room operations. The Company's total international sales represented 10 percent of net sales for the nine months ended December 31, 2002 as compared to 12 percent in the prior year's period. The 1 percent increase in the Company's multipurpose room operations is attributed to increases in chair sales partially offset by declines in table sales.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended December 31, 2002 stayed even with the same quarter in the prior fiscal year at 41 percent. Gross margins at the Company's multipurpose room operations were 1 percentage point lower than the same quarter in the prior year due primarily to higher overhead costs, partially offset by lower material costs. This decrease was offset by an improved gross margin of 1 percentage point at the Company's healthcare seating operations.

     Gross profit as a percentage of net sales in the nine months ended December 31, 2002 increased by 1 percentage point over the same period in the prior fiscal year to 42 percent. This increase was due to lower material and labor costs at the Company's multipurpose room furniture operation as well as a slightly higher gross margin at the Company's healthcare seating operations. This increase was partially offset by a lower average sales price on the Company's table products as well as higher overhead costs as a percentage of sales at the Company's multipurpose room furniture operations.

     SELLING EXPENSES. Selling expenses were 15 percent of net sales in the third quarter of fiscal 2003 as compared to 16 percent for the same quarter of the prior fiscal year. Actual expenses increased by $2,000. Multipurpose room furniture selling costs decreased by $28,000 over the prior fiscal year. This decrease resulted from lower costs for personnel partially offset by higher costs for sales samples and literature. Selling expenses at the healthcare seating operations increased by $30,000 over the prior fiscal year due primarily to increased personnel costs.

     Selling expenses were 15 percent of net sales in the nine months ended December 31, 2002 as compared to 16 percent for the same period of the prior fiscal year. Actual expenses decreased by $246,000. Multipurpose room furniture selling costs decreased by $427,000 over the prior fiscal year. This decrease resulted from lower costs for personnel and sales literature. Selling expenses at the healthcare seating operations increased by $181,000 over the prior fiscal year due primarily to increased personnel and travel costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 6 percent of net sales for the third quarter of fiscal 2003 as compared to 5 percent for the same quarter of the prior fiscal year. Actual spending increased by 14 percent or $74,000. The increase was primarily due to higher professional fees as well as a charge of $52,000 that fully reserved the December 31, 2002 balance in a note receivable to a startup development company. The reserve was made due to concerns about the collectability of the note. This startup development company designs, manufactures and markets caskets made of thermoformed ABS.

     General and administrative expenses were 7 percent of net sales for the nine months ended December 31, 2002 as compared to 5 percent for the same period of the prior fiscal year. Actual spending increased by 45 percent or $716,000. The increase was primarily due to a charge of $735,000 that fully reserved the December 31, 2002 balance in a note receivable to a startup development company as well as higher professional fees. The reserve was made due to concerns about the collectability of the note.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 4 percent of net sales for the third quarter of fiscal 2003 as compared to 3 percent for the same quarter of the prior fiscal year. Actual spending increased by $123,000. The increase was primarily due to higher expenditures for personnel, outside services, and supplies related to the Company's development of a new generation of multipurpose room table.

     Research and development expenses were 3 percent of net sales for the third quarter of fiscal 2003 as compared to 3 percent for the same quarter of the prior fiscal year. Actual spending increased by $218,000 primarily due to higher expenditures for personnel, outside services, and supplies related to the Company's development of a new generation of multipurpose room table.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $0 for the quarter ended December 31, 2002. Third quarter interest income was $19,000, a decrease of $77,000 from the same quarter of the prior fiscal year. The decrease was due to less interest earned on the lower cash balance held in the current fiscal quarter as well as lower rates of return. Other expenses, which totaled $19,000 for the current quarter, consisted of $9,000 in realized foreign currency exchange losses, a $23,000 net loss on asset disposals, and other net income of $13,000.

     Other income and expense netted to $164,000 for the nine months ended December 31, 2002. Interest income was $193,000, a decrease of $66,000 from the same period of the prior fiscal year. The decrease was due to less interest earned on the lower cash balance held in the current fiscal year as well as lower rates of return. Other expenses, which totaled $29,000 for the period, consisted of $12,000 in realized foreign currency exchange net losses, a $26,000 net loss on asset disposals and other net income of $9,000.

     NET INCOME FROM CONTINUING OPERATIONS. For the reasons stated above, the Company's net income from continuing operations for the quarter ended December 31, 2002 of $1,004,000 decreased $104,000 or 9 percent over the third quarter net income from continuing operations in the prior fiscal year.

     For the reasons stated above, net income from continuing operations for the nine months ended December 31, 2002 was $3,212,000, a decrease of $258,000 or 7 percent over the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $2.22 million at December 31, 2002 as compared to $8.93 million at March 31, 2002.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                     NINE MONTHS ENDED
                                                    DECEMBER 31, 2002
                                                  ----------------------
Net cash provided by operating activities. . . .        $ 5,597,000
Net sales of available-for-sale securities . . .          2,790,000
Decrease in notes receivable . . . . . . . . . .            230,000
Investment in affiliate. . . . . . . . . . . . .            (82,000)
Purchases of property and equipment. . . . . . .         (4,629,000)
Net cash provided by investing activities from
   discontinued operations . . . . . . . . . . .            250,000
Net proceeds from exercise of stock options. . .            244,000
Purchase and retirement of common stock. . . . .        (11,121,000)

     The decrease in cash and cash equivalents was due primarily to the purchase and retirement of common stock ($11.12 million) described further below, purchases of property and equipment ($4.63 million), and an investment in affiliate ($0.08 million). This decrease was partially offset by cash provided by operating activities ($5.60 million), the net sale of available-for-sale securities ($2.79 million), the net decrease in notes receivable ($0.23 million), net cash provided by investing activities from discontinued operations ($0.25 million), and net proceeds related to the exercise of stock options ($0.24 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.63 million. As of December 31, 2002, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of December 31, 2002, the Company was in compliance with the loan covenants related to the Broda Enterprises' credit facility. The Company's liquidity depends only partially upon the availability of the Broda Enterprises credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 2002, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.76 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 2002 included current liabilities of $3.93 million to be repaid from funds generated from operations. Current liabilities as of December 31, 2002 and March 31, 2002 consisted of the following:

                                                 DECEMBER 31,      MARCH 31,
                                                    2002             2002
                                                ------------     ------------
Accounts payable. . . . . . . . . . . . . . . .   $1,472,000       $1,649,000
Accrued payroll . . . . . . . . . . . . . . . .    1,321,000        1,044,000
Accrued warranty expense. . . . . . . . . . . .      345,000          375,000
Reserve for discontinued operations . . . . . .      443,000        2,534,000
Other accruals. . . . . . . . . . . . . . . . .      148,000          448,000
                                                  ----------       ----------
Total current liabilities . . . . . . . . . . .   $3,729,000       $6,050,000
                                                  ==========       ==========

The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $10,000) per month through August 2004.

     During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable in a startup development company that designs, manufactures and markets caskets for the death care industry. The caskets are made of thermoformed ABS, the same process and material used for making the Company's tables, and give the appearance of polished marble or a deep laquer finished wood. During the quarters ended June 30, September 30, and December 31, 2002, the Company invested an additional $250,000, $183,000, and $52,000, respectively, in the form of notes receivable for a total investment of $735,000. After review of the collectability of the notes receivable, the Company decided to reserve $500,000 of the notes as of June 30, 2002, an additional $183,000 during the quarter ended September 30, 2002 and the remaining outstanding balance of $52,000 in the quarter ended December,31 2002. This resulted in a charge to general and administrative expenses of $500,000 for the first quarter, $183,000 for the second quarter, and $52,000 for the third quarter of fiscal 2002. Due to difficulties in penetrating the market, the Company does not currently anticipate making any further investments in this startup development company.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This total investment of $132,000 represents a 50 percent equity ownership in this startup development company. The Company has also extended a line of credit of $125,000 to the shareholder owning the other 50 percent share of the company. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of December 31, 2002, the full credit line of $125,000 was outstanding.

    On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. As of December 31, 2002, approximately 238,000 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.

     On September 4, 2002, the Company announced that it had repurchased 845,373 shares of its outstanding common stock held by certain directors and affiliates of the Company. The transaction was completed through privately negotiated transactions at a purchase price of $12.00 per share and was approved by the Company's independent director. This amount was at a discount from the publicly traded share price as the Company's stock closed at $12.21 on September 3, 2002.

      The Company is in the process of developing new products including a new generation of multipurpose room tables. The Company anticipates additional research and development expenditures in the current fiscal year, and that if such product development efforts are successful, additional capital expenditures of approximately $4.5 million may be required over the next 3 to 9 months. The Company anticipates funding these capital expenditures using existing capital reserves as well as cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.


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

     Forward-looking statements contained herein reflect the Company's current expectations and beliefs regarding the future results of operations, performance anc achievements of the Company. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized, and actual results and outcomes may differ materially from those discussed or anticipated. These forward-looking statements include, but are not limited to, statements concerning:

   - references to predicted declines in 2002, and increases in 2003, in the institutional furniture and U.S. office furniture markets and the Company's belief that weakness in furniture demand will continue;

   - statements that the Company anticipates that its sales volumes during the fourth quarter of fiscal 2003 may be up to 5 percent higher than sales levels of the fourth quarter of fiscal 2002;

   - references to anticipated continued competitive pressure in multipurpose room table markets;

   - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment;

   - statements related to the Company's expectation that increased research and development costs in developing new products will continue during at least the next fiscal year, and that if such product development efforts are successful, capital expenditures of approximately $4.5 million may be required over the next 3 to 9 months;

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


     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

   - continued uncertainty in the strength of domestic and international economies and business conditions specifically in the institutional furniture industry;

   - continued global tension related to threats of terrorist attacks and prospects of war;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufacturers its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended December 31, 2002. The Company's healthcare chair operations have occasionally entered into forward contracts for specific US$ denominated accounts receivable. As of December 31, 2002, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings.

(b) Changes in internal controls

     There were no significant changes made in the Company's internal controls during the period covered by this report, or to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

      99.29 Bradley T Nielson Certification pursuant to 18 U.S.C. Section 1350

      99.30 Paul R. Killpack Certification pursuant to 18 U.S.C. Section 1350

  (b) Reports on Form 8-K

      On October 30, 2002 the Company filed a current report on Form 8-K announcing its financial results for the second fiscal quarter of fiscal year 2003.

      On November 14, 2002 the Company filed a current report on Form 8-K announcing the sale of the specialty office systems segment of its operations.

      On December 23, 2002 the Company filed a current report on Form 8-K announcing its expectation for stronger sales than previously announced for the quarter ending December 31, 2002.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: January 29, 2003                  /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: January 29, 2003                  /s/ Paul R. Killpack
                                        -------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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



Date: January 29, 2003                  /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        Chief Executive Officer



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



Date: January 29, 2003                  /s/ Paul R. Killpack
                                        -------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer