Form 10-K
period 2003-03-31
MITY ENTERPRISES INC
filed 2003-05-23
CIK 921030

    ----------------------------------------------------------------------
            United States Securities and Exchange Commission
                          Washington, D.C. 20549
                  ------------------------------------

                                FORM 10-K
(Mark One)
         [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended March 31, 2003
                                   OR
         [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to

                       Commission file number 0-23898

                       ------------------------------

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

                        ------------------------------

     Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                                  TITLE OF CLASS
                         Common Stock, par value $.01

                       ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes        No   x

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $28,052,000 (computed using the closing price of $10.63 per share of Common Stock on May 19, 2003 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 4,136,266 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 19, 2003.

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 19, 2003, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2003, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                        FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent the Company's expectations or beliefs concerning, among other things, future revenue, earnings and other financial results, new products, marketing, operations and manufacturing. The Company wishes to caution and advise readers that these statements involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of certain risks related to the Company's business see "Item 1. Business-Risk Factors That May Affect Future Results" beginning on page 7 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Factors That May Affect Future Results of Operations" beginning on page 24.

Unless the context otherwise requires, references to the Company or MITY Enterprises are to MITY Enterprises, Inc. and its subsidiaries. Mity-Lite(R), MityTuff(R), MityStack(R), MityHost(TM), SwiftSet(R), Xpeditor(TM), Xtreme Edge(TM), Summit(TM) Lectern, MitySnap(TM), and BRODA(TM) are trademarks or trade names of the Company.

                                   PART I

ITEM 1.  BUSINESS

BACKGROUND

MITY Enterprises, Inc. designs, manufactures and markets premium quality, innovative institutional furniture created to meet the efficiency needs of its customers. The Company's product lines include multipurpose room furniture and healthcare seating. Its line of multipurpose room furniture is sold both domestically and internationally in educational, recreational, hotel and hospitality, government, office, healthcare, church and other public assembly markets. Its healthcare seating is sold mainly in Canada and the U.S. in the long-term healthcare market.

INSTITUTIONAL FURNITURE PRODUCTS

MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns and other related products used in multipurpose rooms.

LIGHTWEIGHT, HIGHLY DURABLE TABLES. The Company has developed and currently manufactures and markets more than 50 different plastic table sizes. These tables are made with several different folding leg and custom color options. The Company has successfully applied engineering grade plastics and sophisticated manufacturing and assembly methods to the production of tables that weigh less and are more durable than competing particle board or plywood table products of similar size. The Company's plastic tables are manufactured using abrasion, stain and water resistant materials. The Company's cornered tables are constructed using its proprietary high-impact corners which can withstand a two-foot drop without sustaining debilitating damage. All of the Company's plastic tables include reinforced edging. Cornered tables are equipped with non-skid pads which facilitate stacking and storage. Management believes the Company's plastic table products appeal to its customers because they are durable, lightweight, easy to handle and attractive.

FOLDING AND STACKING CHAIRS. The Company currently offers four lines of stacking chairs and a line of folding chairs: MityTuff, MityStack, MityHost, and SwiftSet stacking chair lines and the SwiftSet folding chair line. The MityHost and SwiftSet stacking chair lines are manufactured in-house while the Company's other stacking chair lines are purchased from suppliers and marketed under the Mity-Lite name. The SwiftSet folding chair is manufactured in-house and has a plastic seat and back designed to be more comfortable, durable and lightweight than other folding chairs.

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

HEALTHCARE SEATING. Through its wholly owned subsidiary, Broda Enterprises, Inc., the Company designs, manufactures and markets healthcare seating and accessories used in long-term healthcare facilities located primarily in the United States and Canada. The Company also markets its healthcare seating products through distributors in Germany, Australia and Japan. Broda has developed and manufactures a line of premium wheeled and stationary specialty chairs. Most chair models come in two standard seat widths and six standard colors. The Company also manufactures chairs with custom seat widths, seat depths, and seat heights to accommodate special needs of residents including bariatric sizes. Heavy gauge steel tube chair frames and large wheels and casters allow for greater weight capacity and maneuverability. In addition, a powder coated finish provides a scratch-resistant surface. Broda's high end seating products offer a combination of features that differentiate them from the competition. Broda chairs have been tested for interface pressures and stability that, combined with their rigid and durable design, make Broda chairs suitable seating for long-term care residents including those with Huntington's Chorea Disease, Alzheimer's or Acquired Brain Injury. In addition, nursing home residents susceptible to skin breakdown, suffering from loss of upper body strength, or with other conditions that might otherwise restrict them to bed or place them at risk of self injury or falls, can be safely and comfortably seated in a Broda chair.

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

In the healthcare seating market, management estimates that in the United States and Canada there are more than 28,000 nursing homes with over 1.8 million beds. Nursing homes and their residents represent the typical Broda customer. In addition, Broda's market also includes chronic care, psychiatric care or long-term care facilities. Management estimates that the North American market for its current healthcare seating products is approximately $60 million.

SALES AND MARKETING

MULTIPURPOSE ROOM FURNITURE. The Company primarily markets its multipurpose room products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, healthcare, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 53 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a commission basis and may qualify for other incentive bonuses based on individual, sales team and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and all aspects of the sales cycle.

The Company typically markets its products by first identifying customers through internal market research, referrals, trade shows, customer networking and test marketing. Once a market has been identified, the Company's sales and marketing staff will attempt to generate leads for prospective purchasers in such markets by attending trade shows, performing mass mailings and using lead-oriented advertising. The Company uses a proprietary, computer-based sales management system to qualify, track and manage sales leads for prospective and existing customers and to compile customer feedback. While each sales and customer service employee maintains some in-person contact with such employee's assigned customers, most of the Company's sales efforts are pursued using the telephone, fax machine, e-mail, internet, videotapes and overnight mail services. The Company also uses a reference list of customers in each geographical sales territory to promote sales of its products. The Company provides some prospective purchasers with product samples for 30-day trial periods.

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

HEALTHCARE SEATING. The Company markets its healthcare seating products to end users and care givers in healthcare markets through its own sales representatives and independent manufacturer's representatives, distributors and retailers of durable medical equipment. The Company currently employs 22 full-time sales and customer service employees and 21 independent manufacturing representatives and distributors in its healthcare seating operations. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to healthcare professionals. The Company has a sampling program and provides many prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three-year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.

INTERNATIONAL SALES

Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 2001, 2002, and 2003, the Company's international sales accounted for 11.1 percent, 12.6 percent and 11.1 percent of the Company's total net sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Australia, Mexico, United Kingdom, France, Spain, and the United Arab Emirates. Approximately 36 percent of healthcare seating sales are in Canada with all but 5 percent of the remaining sales in the United States.

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

The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions for the MityHost chair, injection molding the seat and back for the SwiftSet chair, and final assembly of the components. The MityTuff and MityStack chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. The MityHost stacking chair, SwiftSet folding chair, and SwiftSet stacking chair are manufactured in-house at the Company's facility in Orem, Utah. The Company's manufacturing process for its lectern products consists primarily of assembling electronic components, attaching the laminated insert to the shell, and final assembly of the components.

HEALTHCARE SEATING. The Company's manufacturing process for its healthcare seating products includes such metal fabricating processes as welding, bending, punching, drilling and painting. The Company also performs cut and sew operations to produce its chair cushions and accessories. Metal components are typically powder coated or painted for corrosion protection. Components purchased for assembly into chairs includes casters, gas springs, cables, vinyl fabric and strapping, and plastic parts.

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

COMPETITION

The markets in which the Company participates are highly competitive. The institutional furniture industry consists of a fragmented group of large manufacturers and a host of smaller manufacturers. The healthcare seating industry also includes a fragmented group of major medical device manufacturers and many small manufacturers.

MULTIPURPOSE ROOM FURNITURE. The Company markets its table products based primarily on product performance (lightweight and durable) and reputation, not price. The Company's average table price is generally higher than the average price of competing particle board, plywood, plastic or metal table products of its competitors. The Company believes that it has a respected reputation for product quality, convenience and customer service and that for these reasons, end users often choose its table products over competitors' lower cost table products. Because only certain elements of the Company's table design are patented, the Company's tables may be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. In the past few years, several competitors have introduced other thermoformed plastic tables with many similar characteristics to the Company's products. More recently, other competitors have introduced blow molded plastic tables that, although not currently as durable, are cheaper than the Company's table products. These introductions have increased price and profit margin pressures on the Company's products. Further improvements in these products or introductions of new competing products by lower cost producers would put additional price and profit margin pressure on the Company which could have a material adverse effect on the Company's results of operations.

During the past few years, the Company has been developing new products including a new generation of multipurpose room tables. If these efforts prove successful, the Company currently believes that these new products will help to relieve some of the Company's pricing and profit margin pressure. Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Alltrista Coporation, Krueger International, Inc., Falcon Products, Inc., SICO and Virco Manufacturing Corporation which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Lifetime Products which markets a blow molded plastic table, Krueger International, Inc., Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc. which produce particle board tables; and Falcon Products, Inc., Midwest Folding Products, and Palmer-Snyder, Inc., which produce plywood tables.

Management believes that customers purchase the Company's multipurpose room chair products primarily because of product performance, reputation, warranty service and convenience. The market for institutional chairs is highly competitive and fragmented. The Company believes that its SwiftSet folding chair and stacking chair lines have technological and performance advantages over its competitors. Although the Company's other chair lines do not offer the same advances as the Company's table and SwiftSet chair products, the Company believes they do have distinct selling features. Among the Company's primary competitors in the multipurpose chair market are Steelcase Inc., Falcon Products, Inc., Virco Manufacturing Corporation, Artco-Bell Corporation, Globe Business Furniture, Shelby Williams Industries, Inc., MTS Seating, Krueger International, Inc., Clarin, a division of Greenwich Industries, and Meco Corporation.

HEALTHCARE SEATING. Management believes that customers purchase the Company's healthcare seating products primarily because of product performance, reputation and service, not price. The Company's average healthcare chair price is generally higher than the average price of competing chairs. The Company's chairs generally offer significantly greater performance in terms of function and durability and for these reasons are chosen over lower cost competitors' products. Among the Company's primary competitors in the healthcare seating market are Invacare Corp., L.P.A. Medical Inc., Graham-Field Inc., Maple Leaf Wheelchair Manufacturing Inc., Sunrise Medical Inc., Hillenbrand Industries Inc., Winco Inc., Dolomite and Homecrest Industries Incorporated.

INTELLECTUAL PROPERTY

The Company has been granted two utility patents relating to the construction of its table tops. A design patent and six utility patents have been granted on the SwiftSet chair. Utility patents are pending on both the Host chair as well as the manufacturing process for the Company's next generation of table. The Company has chosen not to apply for international patent protection for the two table concepts or the SwiftSet chair concepts. The Company does not believe this will have a material adverse effect on the Company.

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

The Company believes that aspects of its manufacturing processes are trade secrets of the Company. The Company relies on trade secret law and nondisclosure agreements to protect its trade secrets. The Company believes that its patents and trade secrets provide it with competitive advantages.

REGULATORY AND ENVIRONMENTAL COMPLIANCE

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

EMPLOYEES

As of March 31, 2003, the Company had approximately 306 full-time and 12 part-time employees. No employees have union representation. The Company believes that its relationship with its employees is good.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATIONS

DOWN-TURN IN FURNITURE INDUSTRY. Beginning in fiscal 2002, and continuing in fiscal 2003, the Company faced one of the most significant down-turns ever in the global furniture industry. Industry experts reported a decline in the U.S. office furniture market of 18% for calendar year 2001 and further declines of 19% in calendar year 2002. The experts expect further declines of approximately 8% in calendar year 2003. If shipments do decline for the current calendar year, this would constitute an unprecedented third consecutive year of decline for an industry that only had three down years between 1971 and 2000. Companies throughout the world have reduced their spending across many capital goods categories, including furniture. Revenue and order rates across the industry fell throughout calendar 2001 and 2002 as customers delayed and canceled orders. Demand for furniture products has continued to soften as corporate profits have remained under pressure during recent years. Demand for the Company's products was also adversely impacted by declines after September 11, 2001 in the hospitality and recreational markets, terror threats, economic uncertainty, and more recently by war concerns. The near term outlook for the institutional furniture industry remains uncertain. Though some economic indicators show evidence that the U.S. economy may be starting to recover, it is uncertain when the recovery will be reflected in increased orders for institutional furniture products.
If demand for the Company's products does not increase, the Company will become subject to increased price competition and the Company's margins will decline if it is unable to reduce costs. The Company is likely not going to be able to off-set the effects of price competition solely through cost reductions. The effects of the events of September 11, 2001, the related terror threats, the military actions that followed, and a sluggish economy on the institutional furniture market will likely be magnified if any further acts of terrorism or war occur.

PRODUCT LINE EXPANSION STRATEGIES; ENTRY INTO NEW MARKETS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary institutional furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. Developing viable new products requires capital and takes time. The Company may not be able to develop new products at a speed or cost that allow us to timely capitalize on market opportunities or counter competition. The Company recently increased the amount of spending on research and development in developing a new generation of multipurpose room table, a stacking chair, and other products. The Company believes that it will be successful in launching these products, but cannot guarantee that it will be successful or that it will not incur additional costs to launch the products.

COMPETITION. The Company is facing increased competition because of innovations in competitors' products and lower pricing brought on by the general down-turn in the furniture industry. More of the Company's competitors have begun introducing high quality products that directly compete with the products offered by the Company. The Company's products are sometimes more expensive than products sold by the Company's competitors in the same markets. The Company believes that competition for its products is generally based on product quality and characteristics, service and price. Unless the Company adapts and responds to these competitive threats, the Company will face margin pressure from low cost producers. Only certain elements of the Company's products are patented so unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. The Company is not as well known nor does it have the depth of financial resources as some of its competitors. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance products at prices competitive in the markets served by the Company. Although the Company is developing new products, including a new generation of multipurpose room tables, it is uncertain at this time what the marketplace acceptance will be for this product.

POTENTIAL DECREASE IN DEMAND FOR HEALTHCARE SEATING PRODUCTS. During fiscal 2003, our Broda operations continued to become a more significant part of our consolidated results of operations and contributed significantly to our net income. Sales of our healthcare seating products will decline if insurance funding for the purchase of such products is limited or eliminated or if regulatory changes occur that adversely affect the funding or demand for such products. In addition, the Company may be unable to expand its geographic markets for healthcare seating products.

LOSS OF KEY CUSTOMERS. The loss of any key customers of the Company would decrease the Company's revenue. Given the current environment in the furniture industry, the Company cannot assure that it would be able to replace such revenue or reduce its costs and therefore, the Company's profitably would be adversely impacted.

RAW MATERIAL PRICES AND SOURCES. Both the plastic used in the Company's products and the tubing used in its table and chair legs are manufactured according to Company specifications. The Company's multipurpose room operations operate without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that necessary materials are generally available from alternate suppliers. However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations. Price increases for raw materials used in the Company's products and increases in labor costs would put pressure on the Company's profit margins if the Company were unable to pass such price increases through to customers.

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

FUTURE VARIATIONS IN OPERATING RESULTS. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, and pursue additional acquisitions. Various factors, including acquisition related expenses, the ability to find and train qualified personnel, operational transitions, timing of new product introductions and the cost of penetrating new markets and changes in product mix, may have an adverse effect on the Company's results of operations. While the Company believes that the addition of new product lines will increase the Company's long-term profitability, there can be no assurance that the Company will continue to experience profitability at historical rates. The Company may experience temporary fluctuations in operations and quarterly variations in the future.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS. Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, warranty expense, and cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed above as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations described above and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to those factors referenced above and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements and Factors That May Affect Future Operating Results."

ITEM 2.   PROPERTIES

The Company's corporate headquarters and multipurpose room furniture manufacturing facilities are located in Orem, Utah (approximately 40 miles south of Salt Lake City). The Company's headquarters and multipurpose room table and cart manufacturing facility consists of approximately 71,000 square feet of manufacturing, office, research and development and storage space located on approximately four acres of land. The Company purchased this facility and real estate from the uncle of Gregory L. Wilson, the Company's Chairman in the first quarter of fiscal 2003 for $2.0 million. This price was based on an independent appraisal. The facility and real estate had been leased by the Company for the past 15 years. In addition, the Company owns approximately nine acres of land across the street from its corporate headquarters. On a portion of this property, the Company has built a 57,000 square foot office and manufacturing facility to house its sales force and multipurpose room chair operations. The Company is currently completing the construction of a new 63,000 square foot facility which will be used for the manufacturing of its next generation of multipurpose room tables. The Company estimates this property includes enough real estate to build approximately an additional 140,000 square feet of facility to support the future growth of the Company. The Company also owns an adjacent 2,400 square foot building that sits on approximately one acre of land. The Company believes that by adding additional equipment and production shifts, its existing facilities will serve its current product lines for the next year. However, if the operation adds additional product lines and/or significantly modifies its existing products lines, additional facilities may need to be constructed on the Company's existing land.

The Company's healthcare seating manufacturing facilities are located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consist of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. The facilities and related real estate are leased under an agreement for a two-year term expiring in August 2004. The base monthly lease payment is approximately $11,000. The Company pays all maintenance costs, taxes and insurance. The Company believes that these facilities will serve its healthcare seating manufacturing needs for the term of the lease.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to
be adequate.   The Company has certain alleged obligations of up to $1 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be if any. There are no material pending legal proceedings against the Company, other than routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2003.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market System under the symbol "MITY". The Company's common stock first began trading on April 29, 1994.


                                             HIGH            LOW
                                          ----------      ----------
Fiscal Year Ended March 31, 2003:

  First Quarter . . . . . . . . . . . . .   $13.05          $10.55
  Second Quarter. . . . . . . . . . . . .    12.50           10.02
  Third Quarter . . . . . . . . . . . . .    14.25            9.90
  Fourth Quarter. . . . . . . . . . . . .    12.76            9.60

Fiscal Year Ended March 31, 2002:

  First Quarter . . . . . . . . . . . . .   $ 9.84          $ 7.51
  Second Quarter. . . . . . . . . . . . .     8.70            7.00
  Third Quarter . . . . . . . . . . . . .     8.40            7.25
  Fourth Quarter. . . . . . . . . . . . .    14.99            8.00

There were 147 security holders of record as of May 19, 2003. In addition, management estimates that there were approximately 1,900 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and does not currently anticipate paying dividends.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included in this Annual Report to Shareholders. The statement of income data set forth below with respect to the fiscal years ended March 31, 2003, 2002 and 2001 and the balance sheet data at March 31, 2003 and 2002 are derived from, and should be read in conjunction with the audited Financial Statements included in this Form 10-K. The statement of income data set forth below with respect to the fiscal year ended March 31, 2000 and 1999 and the balance sheet data at March 31, 2001, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K. Certain reclassifications have been made to be consistent with the 2003 presentation including the reclassifications of discontinued operations.

STATEMENT OF INCOME DATA

Year Ended March 31,           2003      2002      2001      2000      1999
                             --------  --------  --------  --------  --------
                                 (in thousands, except per share data)
Net sales                     $40,210   $40,094   $42,203   $37,395   $29,468
Cost of products sold          23,702    23,738    25,504    22,286    18,122
                             --------  --------  --------  --------  --------
Gross profit                   16,508    16,356    16,699    15,109    11,346
 Expenses:
 Selling                        6,172     6,363     6,595     5,547     4,234
 General and administrative     2,504     2,028     1,960     1,781     1,333
 Research and development       1,541     1,158       874       799       549
                             --------  --------  --------  --------  --------
Income from continuing
 operations                     6,291     6,807     7,270     6,982     5,230
Interest and other, net           132       368       117       231       394
                             --------  --------  --------  --------  --------
Income before provision for
  income taxes                  6,423     7,175     7,387     7,213     5,624
Provision for income taxes      2,367     2,772     2,836     2,667     1,996
                             --------  --------  --------  --------  --------
Net income from continuing
 operations before minority
 interest                       4,056     4,403     4,551     4,546     3,628
Minority interest                   7        -         -         -         -
                             --------  --------  --------  --------  --------
Net income from continuing
 operations                     4,063     4,403     4,551     4,546     3,628
Earnings (loss) from
 discontinued operations, net
 of income tax                     -       (271)   (4,547)      154       302
Estimated gain (loss) on
 disposal, net of applicable
 income tax                       745    (3,256)       -         -         -
                             --------  --------  --------  --------  --------
Net income                     $4,808   $   876    $    4    $4,700    $3,930
                             ========  ========  ========  ========  ========
Basic earnings per share from
 continuing operations*         $0.90     $0.86     $0.90     $0.95     $0.75
Basic earnings (loss) per share
 from discontinued operations* - (0.05) (0.90) 0.03 0.06 Basic gain (loss) per share on disposal of discontinued
 operations*                     0.17     (0.64)       -         -         -
                             --------  --------  --------  --------  --------
Basic earnings per share*       $1.07     $0.17     $0.00     $0.98     $0.81
                             ========  ========  ========  ========  ========
Weighted average common
 shares outstanding
 basic*                     4,501,342 5,071,125 5,076,456 4,812,610 4,868,375

Diluted earnings per share
 from continuing operations*    $0.86     $0.85     $0.87     $0.89     $0.72
Diluted earnings (loss) per
 share from discontinued
 operations*                       -      (0.05)    (0.87)     0.03      0.06
Diluted gain (loss) per share
 on disposal of discontinued
 operations*                     0.16     (0.63)       -         -         -
                             --------  --------  --------  --------  --------
Diluted earnings per share*     $1.02     $0.17     $0.00     $0.92     $0.78
                             ========  ========  ========  ========  ========
Weighted average common
  and common equivalent
  shares outstanding
  diluted*                  4,711,420 5,208,924 5,216,604 5,120,247 5,037,680

* Retroactively restated for the 3-for-2 stock split distributed September 23, 1999.

BALANCE SHEET DATA

MARCH 31,                       2003      2002      2001     2000       1999
                              --------  --------  --------  --------  --------
                                                 (in thousands)
Working capital               $ 8,069   $18,365   $16,300   $13,574   $14,374
Total assets                   25,402    33,369    32,287    29,432    23,463
Current portion of
 long-term debt                    -         -         -         -         45
Long-term debt less current
 portion                           -         -         -         -         97
Stockholders' equity           21,454    27,319    27,469    24,385    19,918

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

MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as education and recreation, has negatively impacted the Company's historical sales growth rates in fiscal 2003 and 2002. The events of September 11, 2001 as well as the subsequent terror threats and military conflicts have also negatively impacted many of the Company's markets, particularly travel related markets such as the hotel and hospitality, recreational and public assembly markets. Industry experts reported a decline in the U.S. office furniture market of 19% for calendar year 2002 and are predicting further declines of 8% in calendar year 2003.
The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. Although the Company's multipurpose room operations for fiscal 2003 performed better than industry estimates, sales volumes still were 1 percent lower compared to the prior year. The Company anticipates that weakness in furniture demand will continue until overall business conditions improve. Recently, order rates have improved and the Company anticipates that sales volumes during the quarter ending June 30, 2003 may be as much as 5 to 10 percent higher than the prior year's first quarter. Still, the Company has been reducing costs to preserve margins and maintain its ability to generate high levels of positive cash flow. Despite these efforts, the Company, for a variety of reasons including those described elsewhere herein, may not be successful in achieving this sales level in the first quarter or increasing its margins and generating high levels of positive cash flow.

HEALTHCARE SEATING. Through Broda, the Company markets a line of healthcare seating products to customers in Canada and the United States. Broda's operations are based in Waterloo, Ontario, Canada. Broda focuses on providing products which assist long-term care patients with advanced needs due to a debilitating condition or disease, and has developed a line of premium-priced geriatric seating products. Broda chairs are serving a very specific niche in the healthcare market and thus are not competing in the commodity-oriented general healthcare seating market.

HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. During the year ended March 31, 2003, the Company's healthcare seating operations were not negatively impacted by the downturn in the U.S. economy. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth is largely dependent upon increasing its market penetration into the U.S. market and other foreign markets and new products.

DISCONTINUED OPERATIONS.   On November 8, 2002, the Company completed its plan
for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). This plan was originally approved by the Company's Board of Directors on June 29, 2001. Since that time and in accordance with Accounting Principles Board (APB)
Opinion No. 30, Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, the Company treated the DO Group and CenterCore segment of its operations as a discontinued operation.
At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax was determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company recognized a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place on September 12, and October 2, 2001. The final transaction occurred on November 8, 2002.

On September 12, 2001, the Company completed the sale of its JG auditorium seating line, a product line of DO Group. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

On October 2, 2001, the Company completed the sale of its Domore seating line, a product line of DO Group. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, bore interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note was due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company established a reserve for the entire notes receivable balance and any accrued interest receivable. As of March 31, 2003, the buyer had paid off the first note and is current on the second note.

On November 8, 2002, the Company completed the sale of its specialty office systems line. The Company sold inventory, property, plant, tooling, machinery, equipment, and intellectual property related to the systems line for a net $250,000 in cash. The Company retained existing accounts receivable, deferred tax assets and certain liabilities.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company which require management to make judgments and assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, values for the discontinued operations, intangible assets, notes receivable, and income taxes.

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

ACCRUALS FOR WARRANTY EXPENSE: The Company's warranty service costs for fiscal years ended March 31, 2001, 2002, and 2003 totaled 1.4 percent of net sales or $590,000, 1.4 percent of net sales or $525,000 and 1.0 percent of net sales or $417,000, respectively. The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from the Broda acquisition and the other intangible asset is intellectual property related to a startup development company in which the Company has invested. During the last fiscal year, the Company reviewed the goodwill related to the Broda acquisition. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill or the intellectual property related to the startup development company.

NOTES RECEIVABLE: The Company reviews its notes receivable to determine likely collectability. Since the notes are with entities without a history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of the potential future success of the products being developed or on the Company's belief of what the liquidation value of the operation would be. At this time, the Company has created reserves on some of these notes receivable. Due to the high level of uncertainty in the success of these products, these notes receivable may not be ultimately realized.

INVESTMENT IN AFFILIATE: The Company has an investment in a startup development company of $132,000. The Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent share in the net profits or losses in the income statement. For the year ended March 31, 2003, a net loss of $14,000 was realized by this entity of which 50 percent or $7,000 was eliminated as a minority interest.

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

PENSION LIABILITY: The Company has certain alleged obligations of up to $1 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from the Company's Statements of Income.


YEAR ENDED MARCH 31,           2003      2002      2001      2000      1999
                             --------  --------  --------  --------  --------
Net sales                      100.0%    100.0%    100.0%    100.0%    100.0%
Cost of products sold           58.9      59.2      60.4      59.6      61.5
                             --------  --------  --------  --------  --------
Gross profit                    41.1      40.8      39.6      40.4      38.5
Operating expenses:
  Selling                       15.4      15.8      15.6      14.8      14.4
  General and administrative     6.3       5.1       4.7       4.8       4.5
  Research and development       3.8       2.9       2.1       2.1       1.8
                             --------  --------  --------  --------  --------
Income from continuing
   operations                   15.6      17.0      17.2      18.7      17.8
   Interest and other, net       0.4       0.9       0.3       0.6       1.3
                              --------  --------  --------  --------  --------
Income before tax               16.0      17.9      17.5      19.3      19.1
Provision for income taxes       5.9       6.9       6.7       7.1       6.8
                             --------  --------  --------  --------  --------
Net income from continuing
  operations                    10.1%     11.0%     10.8%     12.2%     12.3%
                             ========  ========  ========  ========  ========


COMPARISON OF FISCAL YEARS 2003, 2002 AND 2001


NET SALES

The Company's fiscal 2003 net sales of $40.2 million were up $116,000 as compared to net sales in fiscal 2002. The small increase in sales in the current year resulted primarily from increased sales in the Company's healthcare seating segment as well as the Company's multipurpose room chair markets. This increase was offset by decreased sales in the Company's multipurpose room table markets due largely to a continued downturn in the domestic and international economy and significant competitive pressures. For fiscal 2003, the multipurpose room furniture segment experienced a sales decrease of less than 1 percent and the healthcare seating segment experienced sales growth of almost 7 percent. International sales for all product lines represented 11 percent and 13 percent of net sales for fiscal 2003 and 2002, respectively.

The Company's fiscal 2002 net sales of $40.1 million decreased 5 percent compared to net sales in fiscal 2001. The decrease in sales in fiscal 2002 resulted primarily from the downturn in the domestic and international economy and significant competitive pressures in the Company's multipurpose room table markets. This decrease was partially offset by increased sales in the Company's healthcare seating segment. For fiscal 2002, the multipurpose room furniture segment experienced a sales decrease of 7 percent and the healthcare seating segment experienced sales growth of 9 percent. International sales for all product lines represented 13 percent and 11 percent of net sales for fiscal 2002 and 2001, respectively.


GROSS PROFIT

Fiscal 2003 gross profit as a percentage of net sales stayed relatively flat at 41 percent, as compared to the prior year. The gross profit margin on multipurpose room furniture sales was relatively flat. Material costs were lower by one percentage point due primarily to improved pricing and efficiencies related to the Company's multipurpose room chair operations, which were offset by higher overhead costs. The gross profit margin on healthcare seating and accessories sales also stayed relatively flat as lower labor costs were offset by slightly higher material and overhead costs.
For fiscal 2002, gross profit as a percentage of net sales increased 1 percentage point to 41 percent from 40 percent, as compared to the prior year. The Company experienced increasing gross profit margins in both the multipurpose room and the healthcare seating segments of the business. The gross profit margin on multipurpose room furniture sales increased by one percentage point due primarily to a higher average sales price on the Company's table products as well as lower material costs, partially offset by higher overhead costs on the Company's table and chair products. The gross profit margin on healthcare seating and accessories sales increased by two percentage points mainly due to lower material costs.


OPERATING EXPENSES

For fiscal 2003, selling expenses were 15 percent of net sales as compared to
16 percent in the prior year.   Actual expenses decreased by $0.19 million, or
3 percent.   Multipurpose room furniture selling costs decreased by $0.38 million compared to the prior fiscal year. This decrease resulted primarily from decreased personnel and commission costs and lower trade show costs. Selling expenses in the healthcare seating operations increased by $0.19 million compared to the prior fiscal year due primarily to increased personnel costs. For fiscal 2002, selling expenses were 16 percent of net sales as
compared to 16 percent in the prior year.   Actual expenses decreased by $0.23
million, or 4 percent.   Multipurpose room furniture selling costs decreased
by $0.47 million compared to the prior fiscal year. This decrease resulted primarily from decreased personnel and commission costs resulting from lower
sales and lower trade show costs.   Selling expenses in the healthcare seating
operations increased by $0.24 million compared to the prior fiscal year due primarily to increased personnel costs.

General and administrative expenses were 6 percent of net sales in fiscal 2003 compared to 5 percent in fiscal 2002 and 2001. Actual expenses increased by 23 percent, or $0.48 million in fiscal 2003 over fiscal 2002 mainly due to a charge of $0.74 million fully reserving a note receivable to a startup development company as well as higher professional fees. The reserve was made due to concerns about the collectability of the note. This increase was partially offset by lower personnel costs as well as the collection of the first note receivable from the sale of the Company's discontinued specialty seating operations which had previously been fully reserved. Actual expenses increased by 3 percent, or $0.07 million in fiscal 2002 over fiscal 2001 mainly due to increases in the allowance for bad debt on receivables of $0.14 million for the multipurpose room operations. This increase was partially offset by lower travel costs and professional fees.

Research and development expenses were 4 percent of net sales in fiscal 2003, 3 percent in fiscal 2002, and 2 percent of net sales in fiscal 2001. For fiscal 2003, actual spending increased by 33 percent, or $0.38 million, as compared to fiscal 2002. This increase in actual spending resulted mainly from higher expenditures for personnel, outside services, and supplies related to the Company's development of a new generation of multipurpose room tables as well as increased research and development expenses related to new products at the Company's healthcare seating segment. For fiscal 2002, actual spending increased by 33 percent, or $0.28 million, as compared to fiscal 2001. This increase in actual spending resulted mainly from increased research and development expenses related to new products in the Company's multipurpose room and healthcare seating segments.


OTHER INCOME/EXPENSE

Other income and expenses netted to $0.13 million in fiscal 2003. Investment income was $0.23 million, a decrease of $0.12 million from the prior fiscal year due to a lower average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year as well as lower rates of return. Other expenses in fiscal 2003, which totaled $0.09 million, consisted of $0.08 million in realized foreign currency exchange losses and $0.03 million in a net loss on asset disposal which were partially offset by $0.02 million in other income.

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


NET INCOME FROM CONTINUING OPERATIONS

For reasons stated above, the Company's net income from continuing operations for fiscal 2003 was $4.06 million, a decrease of $0.34 million or 8 percent compared to fiscal 2002. For fiscal 2002, net income from continuing operations was $4.40 million, a decrease of $0.15 million compared to net income in fiscal 2001.

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

UNAUDITED QUARTERLY FINANCIAL INFORMATION:
(in thousands, except per share amounts)

                                  Q1 2001    Q2 2001    Q3 2001    Q4 2001
                                 ---------  ---------  ---------  ---------
Net sales                         $10,931    $10,815    $ 9,322    $11,135
Gross profit                        4,243      4,191      3,772      4,493
Income before provision for
 income tax                         2,021      1,785      1,541      2,040
Net income from continuing
 operations                         1,249      1,106        953      1,243
Basic earnings per share*            0.25       0.22       0.19       0.24
Diluted earnings per share*          0.24       0.21       0.18       0.24


                                  Q1 2002    Q2 2002    Q3 2002    Q4 2002
                                 ---------  ---------  ---------  ---------
Net sales                         $11,050    $10,132    $10,094    $ 8,818
Gross profit                        4,623      4,072      4,131      3,530
Income before provision for
 income tax                         2,079      1,762      1,812      1,522
Net income from continuing
 operations                         1,275      1,087      1,108        933
Basic earnings per share*            0.25       0.21       0.22       0.19
Diluted earnings per share*          0.24       0.21       0.21       0.18


                                  Q1 2003    Q2 2003    Q3 2003    Q4 2003
                                 ---------  ---------  ---------  ---------
Net sales                         $10,559    $10,777    $10,375    $ 8,499
Gross profit                        4,491      4,505      4,243      3,269
Income before provision for
 income tax                         1,649      1,978      1,627      1,169
Net income from continuing
 operations                         1,005      1,203      1,004        851
Basic earnings per share*            0.20       0.25       0.24       0.21
Diluted earnings per share*          0.19       0.24       0.23       0.20

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


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $2.20 million at March 31, 2003 which compared to $8.93 million at
March 31, 2002.   In addition, the Company held available-for-sale securities which totaled $2.34 million at March 31, 2003 as compared to $4.59 million at March 31, 2002.

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

YEAR ENDED MARCH 31,                                2003             2002
                                                -----------      -----------
Net cash provided by continuing operations     $ 5,177,000      $ 7,000,000
Net cash provided by  discontinued operations    2,902,000        3,217,000
Net sales (purchases) of available-for-sale
 securities                                      2,273,000       (3,432,000)
Purchases of property and equipment             (6,577,000)      (1,198,000)
Decrease (increase) in notes receivable            232,000         (436,000)
Net cash provided by (used in) discontinued
 operations investing activities                   250,000          (36,000)
Net proceeds from exercise of stock options
 and issuance of shares to the 401(k) plan         379,000          418,000
Purchase and retirement of common stock        (11,302,000)      (1,419,000)


The decrease in cash and cash equivalents for fiscal 2003 as compared to fiscal 2002 was due primarily to $6.58 million of cash used in the purchases of property, plant and equipment, and $11.30 million of cash used to buy back shares of the Company's common stock. This decrease was partially offset by cash of $5.18 million generated from continuing operations, cash of $2.90 million generated from discontinued operations, net sales of available-for-sale securities for $2.27 million, a decrease in notes receivable of $0.23 million, net cash provided by discontinued operations in investing activities of $0.25 million, and net proceeds related to the exercise of stock options of $0.38 million.

The increase in cash and cash equivalents for fiscal 2002 as compared to fiscal 2001 was due primarily to $7.00 million of cash generated from continuing operations, $3.22 million of cash generated from discontinued operations, and $0.42 million in net proceeds related to the exercise of stock options. This increase was partially offset by $1.20 million of cash used in the purchases of property, plant and equipment, net purchase of available-for-sale securities of $3.43 million, buying back shares of the Company's common stock of $1.42 million, and an increase in note receivable of $0.44 million.

Historically, the Company has financed its growth primarily through cash from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.67 million. As of March 31, 2003, no amount was drawn under this facility. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2003, the Company was in full compliance with the loan covenants related to this credit facility. The Company's liquidity is partially dependent upon the availability of this credit facility.

The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company cannot guarantee that its working capital will be sufficient to support the Company's operations.
If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At March 31, 2003, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.29 million. There is no assurance that such options will be exercised.
The Company's material cash commitments at March 31, 2003 consisted primarily of current liabilities of $3.82 million to be paid from funds generated from operations. Current liabilities consisted of the following:

YEAR ENDED MARCH 31,                                2003             2002
                                                -----------      -----------
Accounts payable                                $2,184,000       $1,649,000
Accrued payroll                                    931,000        1,044,000
Accrued warranty expense                           365,000          375,000
Reserve for loss at discontinued operation              -         2,534,000
Other accruals                                     343,000          448,000
                                                -----------      -----------
Total current liabilities                       $3,823,000       $6,050,000
                                                ===========      ===========

The Company has entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $11,000) per month through August 2004. As of March 31, 2003, future minimum payments under noncancellable operating leases with terms in excess of one year are approximately as follows:


YEAR ENDED MARCH 31,


   2004        $ 131,000
   2005           54,000
   Thereafter         -
              ----------
Total          $ 185,000
              ==========

During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for a 50 percent equity ownership in this company. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the shareholder owning the other 50 percent share of the startup development company on some of the materials sold by the startup company. The Company has also extended a line of credit of $125,000 to the shareholder owning the other 50 percent share of the startup development company which is secured by the shareholder's ownership in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of March 31, 2003, the full credit line of $125,000 was outstanding.

On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. As of March 31, 2003, approximately 254,000 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.
The Company is in the process of developing new products including a new generation of multipurpose room tables. During the fiscal year ended March 31, 2003, the Company invested approximately $3.6 million for building and capital equipment to be used in producing the new generation of multipurpose room tables. The Company anticipates that capital expenditures of an additional approximately $2.5 million will be required over the next three to six months. The Company anticipates funding these capital expenditures using existing capital reserves as well as cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital. Additional capital, either in the form of equity or debt, may not be available.


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

Forward-looking statements contained in this Annual Report on Form 10-K include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, liquidity and capital resources, and cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to:

  - references to predicted declines in the institutional furniture and U.S. office furniture markets and the Company's belief that weakness in furniture demand will continue;

  - statements that the Company anticipates that its sales volumes during the first quarter of fiscal 2003 may increase by as much as 5 to 10 percent as compared to the sales levels of the prior year's first quarter;

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

  - statements related to the Company's expectation that capital expenditures related to the development of the Company's next generation table will be approximately $2.5 million over the next three to six months;

  - statements related to the Company's belief that if efforts to develop a new generation of multipurpose room table is successful that it will help to relieve some of the pricing and profit margin pressures;

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

  - continued global tension related to the events of September 11, 2001, terror threats, war and threats of war;

  -  increased competition in the Company's core businesses;

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

  - the market's acceptance of products currently being developed by the Company including its next generation multipurpose room table product;

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 2003, approximately 8.0 percent of the Company's net sales, 7.1 percent of the Company's cost of products sold, and 13.9 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. For the year ended March 31, 2002, approximately 5.9 percent of the Company's net sales, 6.8 percent of the Company's cost of products sold, and 10.4 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2003. The Company's healthcare chair operations have occasionally entered into forward contracts for specific US dollar denominated accounts receivable. As of March 31, 2003, no forward contracts were outstanding.

The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. The Company estimates that a 10 percent adverse change in foreign exchange rates could have reduced operating profit by as much as $10,000 and $30,000 for the fiscal years ended March 31, 2003 and 2002. As mentioned above, this quantitative measure has inherent limitations and the sensitivity analysis disregards the possibility of other effects that may offset such adverse change.

MANAGEMENT'S STATEMENT

The Company's financial statements were prepared by management. Management is responsible for the integrity and objectivity of the financial information presented, including amounts that must necessarily be based on judgments and estimates. The Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States.

The Company's independent auditors, Deloitte & Touche LLP, have audited these financial statements in accordance with generally accepted auditing standards.

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

Based on a review and discussions of the Company's 2003 audited consolidated financial statements with management and discussions with the independent auditors, the Audit Committee recommended to the Board of Directors that the Company's fiscal 2003 audited financial statements be included in the Company's annual report on Form 10-K. The Board of Directors concurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of MITY Enterprises, Inc.:
We have audited the accompanying consolidated balance sheets of MITY Enterprises, Inc. (formerly Mity-Lite, Inc.) and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period
ended March 31, 2003.   These financial statements are the responsibility of
MITY Enterprises' management.   Our responsibility is to express an opinion on
these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally
accepted in the United States of America.   Those standards require that we
plan and perform the audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement.   An audit includes
examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of MITY Enterprises, Inc. and subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, MITY Enterprises, Inc. adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
May 15, 2003

CONSOLIDATED BALANCE SHEETS

March 31,                                           2003           2002
ASSETS                                         ------------   ------------
Current assets:
  Cash and cash equivalents                    $  2,203,000   $  8,926,000
  Available for sale securities                   2,336,000      4,593,000
  Accounts receivable, less allowances
    of $235,000 at March 31, 2003 and
    $346,000 at March 31, 2002                    3,792,000      4,382,000
  Inventories                                     1,368,000      1,235,000
  Tax receivable                                  1,284,000        164,000
  Prepaid expenses and other current assets         274,000        435,000
  Deferred income tax assets                        635,000      3,117,000
  Net current assets of discontinued
    operations                                           -       1,563,000
                                               ------------   ------------
Total current assets                             11,892,000     24,415,000

Property and equipment, net                      11,656,000      6,286,000
Deferred income tax assets                          376,000        405,000
Goodwill, net                                     1,010,000        932,000
Other intangible assets, net                        264,000             -
Notes receivable, net                               204,000        486,000
Net noncurrent assets of discontinued
  operations                                             -         845,000
                                               ------------   ------------
                                               $ 25,402,000   $ 33,369,000
                                               ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  2,184,000   $  1,649,000
  Accrued expenses and other current
    liabilities                                   1,639,000      4,401,000
                                               ------------   ------------
Total current liabilities                         3,823,000      6,050,000
Minority interest                                   125,000             -
                                               ------------   ------------
Total liabilities                                 3,948,000      6,050,000
Commitments and contingencies (Note 11)                  -              -
Stockholders' equity:
 Preferred stock, par value $.10 per share;
  authorized 3,000,000 shares; no shares
  issued and outstanding                                 -              -
 Common stock, par value $.01 per share;
  authorized 10,000,000 shares; issued and
  outstanding 4,115,181 shares at March 31,
  2003 and 5,000,343 shares at March 31, 2002        41,000         50,000
 Additional paid-in capital                       9,925,000     11,755,000
 Retained earnings                               11,376,000     15,615,000
 Accumulated other comprehensive income (loss)      112,000       (101,000)
                                               ------------   ------------
Total stockholders' equity                       21,454,000     27,319,000
                                               ------------   ------------
                                               $ 25,402,000   $ 33,369,000
                                               ============   ============

         (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF INCOME

Year Ended March 31,                  2003            2002            2001
                                 ------------    ------------    ------------
Net sales                        $ 40,210,000    $ 40,094,000    $ 42,203,000
Cost of products sold              23,702,000      23,738,000      25,504,000
                                 ------------    ------------    ------------
Gross profit                       16,508,000      16,356,000      16,699,000
Operating expenses:
  Selling                           6,172,000       6,363,000       6,595,000
  General and administrative        2,504,000       2,028,000       1,960,000
  Research and development          1,541,000       1,158,000         874,000
                                 ------------    ------------    ------------
Total operating expenses           10,217,000       9,549,000       9,429,000
                                 ------------    ------------    ------------
Income from continuing operations   6,291,000       6,807,000       7,270,000
                                 ------------    ------------    ------------
Other income (expense):
  Interest expense                         -               -          (24,000)
  Investment income                   229,000         348,000          94,000
  Other                               (97,000)         20,000          47,000
                                 ------------    ------------    ------------
Total other income, net               132,000         368,000         117,000
                                 ------------    ------------    ------------
Income before provision for income
  taxes and minority interest       6,423,000       7,175,000       7,387,000
Provision for income taxes          2,367,000       2,772,000       2,836,000
                                 ------------    ------------    ------------
Net income before minority
  interest                          4,056,000       4,403,000       4,551,000
Minority interest                       7,000              -               -
                                 ------------    ------------    ------------
Net income from continuing
  operations                        4,063,000       4,403,000       4,551,000
Discontinued operations (Note 4):
 Loss from discontinued operations
  (net of applicable income tax
   benefit of $166,000 and
   $2,750,000 for the periods ended
   March 31, 2002, and 2001,
   respectively)                           -         (271,000)     (4,547,000)
 Gain (loss) on disposal (net of
  applicable income tax expense
  (benefit) of $457,000 and
   ($1,545,000))                      745,000      (3,256,000)           -
                                 ------------    ------------    ------------
Net income                       $  4,808,000    $    876,000    $      4,000
                                 ============    ============    ============

Basic earnings per share from
  continuing operations                 $0.90           $0.86           $0.90
Basic loss per share from
  discontinued operations                  -            (0.05)          (0.90)
Basic gain (loss) per share on
  disposal of discontinued
  operations                             0.17           (0.64)             -
                                 ------------    ------------    ------------
Basic earnings per share                $1.07           $0.17           $0.00
                                 ============    ============    ============
Weighted average number of
  common shares - basic             4,501,342       5,071,125       5,076,456
                                 ============    ============    ============
Diluted earnings per share from
  continuing operations                 $0.86           $0.85           $0.87
Diluted loss per share from
  discontinued operations                  -            (0.05)          (0.87)
Diluted gain (loss) per share on
  disposal of discontinued
  operations                             0.16           (0.63)             -
                                 ------------    ------------    ------------
Diluted earnings per share              $1.02           $0.17           $0.00
                                 ============    ============    ============
Weighted average number of
  common and common equivalent
  shares - diluted                  4,711,420       5,208,924       5,216,604
                                 ============    ============    ============
         (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                  Accumulated
                                                      Additional                        Other         Total
                                            Common       Paid-In      Retained  Comprehensive  Stockholders'
                                             Stock       Capital      Earnings  Income (Loss)        Equity
                                          --------   -----------   -----------   -----------    -----------
Balance at April 1, 2000                   $48,000   $ 8,015,000   $16,187,000      $135,000    $24,385,000
Comprehensive income (loss):
   Net income                                                            4,000
   Unrealized gains on available-for-sale
    securities                                                                         2,000
   Foreign currency translation                                                     (201,000)
                                                                                                -----------
Total comprehensive loss                                                                           (195,000)
Issuance of 40,905 shares used to acquire
  DO Group, Inc.                             1,000       677,000                                    678,000
Issuance of 220,324 shares of common
  stock from the exercise of options         2,000     2,126,000                                  2,128,000
Issuance of 26,765 shares of common
  stock to the Company's 401(k) plan                     290,000                                    290,000
Purchase and retirement of 27,780
  shares of common stock                                 (55,000)     (395,000)                    (450,000)
Tax benefit of employee stock options                    633,000                                    633,000
                                          --------   -----------   -----------   -----------    -----------
Balance at March 31, 2001                   51,000    11,686,000    15,796,000       (64,000)    27,469,000
Comprehensive income (loss):
   Net income                                                          876,000
   Unrealized losses on available-
    for-sale securities                                                              (19,000)
   Foreign currency translation                                                      (18,000)
                                                                                                -----------
Total comprehensive income                                                                          839,000
Issuance of 32,192 shares of common
  stock from the exercise of options                     195,000                                    195,000
Issuance of 38,955 shares of common
  stock to the Company's 401(k) plan                     223,000                                    223,000
Purchase and retirement of 154,600
  shares of common stock                    (1,000)     (361,000)   (1,057,000)                  (1,419,000)
Tax benefit of employee stock options                     12,000                                     12,000
                                          --------   -----------   -----------   -----------    -----------
Balance at March 31, 2002                   50,000    11,755,000    15,615,000      (101,000)    27,319,000
Comprehensive income:
   Net income                                                        4,808,000
   Unrealized gains on available-
     for-sale securities                                                              16,000
   Foreign currency translation                                                      197,000
                                                                                                -----------
Total comprehensive income                                                                        5,021,000
Issuance of 42,698 shares of common
  stock from the exercise of options                     227,000                                    227,000
Issuance of 17,913 shares of common
  stock to the Company's 401(k) plan                     152,000                                    152,000
Purchase and retirement of 945,773
  shares of common stock                    (9,000)   (2,246,000)   (9,047,000)                 (11,302,000)
Tax benefit of employee stock options                     37,000                                     37,000
                                          --------   -----------   -----------   -----------    -----------
Balance at March 31, 2003                  $41,000    $9,925,000   $11,376,000      $112,000    $21,454,000
                                          ========   ===========   ===========   ===========    ===========
                             (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED MARCH 31,                           2003        2002        2001
                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $4,808,000  $  876,000  $    4,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Net loss (earnings) from discontinued
   operations                                (745,000)  3,527,000   4,547,000
  Depreciation and amortization             1,191,000   1,178,000     965,000
  Deferred taxes                            2,511,000  (1,234,000)   (875,000)
  Loss (gain) on disposal of property
   and equipment                               27,000       4,000      (2,000)
  Tax benefit from exercise of stock options   37,000      12,000     633,000
  Changes in assets and liabilities:
    Accounts receivable                       666,000     469,000    (466,000)
    Inventories                               (99,000)    285,000    (156,000)
    Tax receivable                         (1,120,000)    865,000    (989,000)
    Prepaid expenses and other current
     assets                                   165,000    (221,000)    761,000
    Accounts payable                          511,000    (768,000) (2,026,000)
    Accrued expenses and other current
     liabilities                           (2,775,000)  2,007,000  (1,656,000)
                                           ----------  ----------  ----------
Net cash provided by continuing operations  5,177,000   7,000,000     740,000
Net cash provided by discontinued
 operations                                 2,902,000   3,217,000   5,349,000
                                           ----------  ----------  ----------
Net cash provided by operating activities   8,079,000  10,217,000   6,089,000
                                           ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities (2,787,000)(10,673,000) (1,200,000) Sales and maturities of available-for-sale
 securities                                 5,060,000   7,241,000      21,000
Proceeds from sale of property and equipment   14,000       4,000      17,000
Purchases of property and equipment        (6,577,000) (1,198,000) (2,990,000)
Decrease (increase) in notes receivable       232,000    (436,000)     19,000
Purchase of intellectual property             (82,000)    (50,000)         -
Purchase of DO Group (net of cash acquired)        -           -   (2,127,000)
                                           ----------  ----------  ----------
Net cash used in continuing operations     (4,140,000) (5,112,000) (6,260,000)
Net cash provided by (used in)
 discontinued operations                      250,000     (36,000)   (198,000)
                                           ----------  ----------  ----------
Net cash used in investing activities      (3,890,000) (5,148,000) (6,458,000)
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of
 stock options and issuance of shares to
 the 401(k) plan                              379,000     418,000   2,418,000
Minority interest                              (7,000)         -           -
Purchase and retirement of common stock   (11,302,000) (1,419,000)   (450,000)
Decrease in bank line of credit                    -           -     (313,000)
                                           ----------  ----------  ----------

Net cash provided by (used in) continuing
 operations                               (10,930,000) (1,001,000)  1,665,000
Net cash used in discontinued operations           -           -   (2,573,000)
                                           ----------  ----------  ----------
Net cash used in financing activities     (10,930,000) (1,001,000)   (908,000)
                                           ----------  ----------  ----------
Effect of exchange rate changes on cash        18,000       1,000      (7,000)
                                           ----------  ----------  ----------
Net increase (decrease) in cash and
 cash equivalents                          (6,723,000)  4,069,000  (1,284,000)
Cash and cash equivalents at beginning of
 year                                       8,926,000   4,857,000   6,141,000
                                           ----------  ----------  ----------
Cash and cash equivalents at end of year   $2,203,000  $8,926,000  $4,857,000
                                           ==========  ==========  ==========
         (See accompanying notes to consolidated financial statements)

                                                                  (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


YEAR ENDED MARCH 31,                           2003        2002        2001
                                           ----------  ----------  ----------
Cash paid during the year for income taxes $1,395,000  $1,693,000  $1,247,000
Cash paid for interest                             -           -       24,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for a 50 percent equity ownership in this company (see Footnote 5).

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

          Fair value of assets acquired             $ 12,101,000
          Cost in excess of fair value of assets       1,376,000
          Cash and stock paid for the capital stock   (4,217,000)
                                                    ------------
          Liabilities assumed                       $  9,260,000
                                                    ============

         (See accompanying notes to consolidated financial statements)

                                                       (concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the three years in the period ended March 31, 2003

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MITY Enterprises, Inc. (formerly Mity-Lite, Inc. and referred to as the "Company") designs and manufactures multipurpose room furniture and healthcare seating and markets these products in niche markets. In addition, the Company continues to pursue acquisitions of product lines or companies that will be complementary to the Company's businesses. The Company markets its products throughout the United States, Canada and in certain foreign countries.

DISCONTINUED OPERATIONS
During the quarter ended June 30, 2001, the Company developed and approved a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. This segment consists of the CenterCore and DO Group businesses. As a result of these actions, the Company has treated DO Group and CenterCore as a discontinued operation. On November 8, 2002, the Company completed the sale of the assets of the specialty office seating and systems furniture segment of its operations (See Note 4. Discontinued Operations).

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements of the Company include the accounts of MITY Enterprises, Inc. and all wholly owned and partially owned subsidiaries for which the Company exercises control. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments which have a term maturity not greater than three months.

AVAILABLE-FOR-SALE SECURITIES
Debt securities, which consist of municipal bonds, corporate bonds and government agency securities, are classified as available-for-sale and are recorded at their fair value. When the fair value of available-for-sale securities differs from the amortized cost, the resulting unrealized gain or loss is recorded as a component of comprehensive income (loss). The amortization of premiums and discounts on debt securities in this category are included in investment income and reflected in the amortized cost of the debt securities. The cost of securities sold during the period is based on the specific identification method. Interest on securities in this category are included in investment income. For the years ended March 31, 2003, 2002, and 2001 the Company had unrealized holding gains (losses) on available-for-sale securities of ($3,000), ($19,000), and $2,000, respectively.

The contractual maturities of the available-for-sale securities held at March 31, 2003 and 2002 are summarized below:

FISCAL YEAR ENDED MARCH 31,               2003                   2002
                                 ---------------------  ----------------------
                                  Amortized    Fair      Amortized    Fair
                                     Cost     Value         Cost     Value
                                 ---------- ----------  ----------- ----------
Due in one year or less          $  570,000 $  558,000   $1,011,000 $1,007,000
Due after one through two years   1,769,000  1,778,000    3,601,000  3,586,000
                                 ---------- ----------   ---------- ----------
                                 $2,339,000 $2,336,000   $4,612,000 $4,593,000
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



GOODWILL AND OTHER INTANGIBLE ASSETS
Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001. SFAS No. 142 addresses, among other things, the financial accounting and reporting for goodwill subsequent to an acquisition. According to the new standard, amortization of goodwill was replaced by a requirement to test goodwill for impairment at least yearly or sooner if a specific triggering event occurs. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the provisions of SFAS No. 142 as of April 1, 2002, and performed transitional impairment tests as of that date. This transitional impairment test resulted in no impairment of goodwill as of April 1, 2002. The Company has elected to perform its annual impairment test for goodwill during the first quarter of each fiscal year. Additionally, the Company reviews goodwill and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company's reported net income and earnings per share information, exclusive of amortization expense related to goodwill required under previous accounting standards on an after-tax basis is as follows:

YEAR ENDED MARCH 31,                      2003           2002         2001
                                      ----------     ----------   ----------
Reported net income                   $4,808,000     $  876,000   $    4,000
Goodwill amortization                         -          42,000       48,000
                                      ----------     ----------   ----------
Adjusted net income                   $4,808,000     $  918,000   $   52,000

Basic earnings per share:
  Reported:                                $1.07          $0.17        $0.00
  Adjusted:                                $1.07          $0.18        $0.01

Diluted earnings per share
  Reported:                                $1.02          $0.17        $0.00
  Adjusted:                                $1.02          $0.18        $0.01

The intangible asset of $264,000 in intellectual property relates to a startup development company in which the Company has invested. The startup development company is investigating the commercial development of a new technology. At this time, the Company does not believe that this $264,000 is impaired.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the notes receivable approximate their book value at March 31, 2003 and 2002. The amortized cost of available-for-sale securities exceeds fair value by $3,000 and $19,000 as of March 31, 2003 and 2002, respectively. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

INCOME TAXES (SEE NOTE 10)
The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
- an amendment of FASB Statement No. 123" which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has decided to continue applying APB Statement No. 25 (as permitted by SFAS No. 123 and SFAS no. 148). The required disclosure of the effects of SFAS No. 123 and SFAS No. 148 are included in the consolidated financial statements. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

YEAR ENDED MARCH 31,                      2003           2002         2001
                                      ----------     ----------   ----------
Net income (loss):
  As reported                        $ 4,808,000     $  876,000   $    4,000
  Pro forma                            4,590,000        624,000     (187,000)

Earnings (loss) per share - basic:
  As reported                              $1.07          $0.17        $0.00
  Pro forma                                $1.02          $0.12       ($0.04)

Earnings (loss) per share - diluted:
  As reported                              $1.02          $0.17        $0.00
  Pro forma                                $0.98          $0.12       ($0.04)

USE OF ESTIMATES
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates subject to change include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, and litigation reserves. Actual results could differ from these estimates.

LONG-LIVED ASSETS
On April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains its fundamental provision for recognizing and measuring impairment of long-lived assets to be held and used. This Statement requires that all long-lived assets to be disposed of by sale be carried at the lower of carrying amount or fair value less cost to sell, and that depreciation cease to be recorded on such assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed of. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, and supersedes previous guidance for discontinued operations of business segments.

COMPREHENSIVE INCOME (LOSS)
In accordance with SFAS 130, "Reporting Comprehensive Income," the Company's comprehensive income (loss) consists of foreign currency adjustments and unrealized holding gains and losses on available-for-sale securities and net income.

ACCRUED WARRANTY
The Company's warranty service costs for fiscal years ended March 31, 2001, 2002, and 2003 totaled $590,000, $525,000 and $417,000, respectively. The accrued warranty at March 31, 2002 and 2003 was $375,000 and $365,000 respectively. The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates.

RECLASSIFICATIONS
Certain reclassifications have been made to be consistent with the 2003 presentation, including the reclassification of discontinued operations as discussed in footnote 4.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF No. 94-3. SFAS No. 146 is effective for any exit or disposal activities occurring after December 31, 2002. The adoption of SFAS No. 146 did not impact our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Other," which clarifies the disclosures about certain guarantees to be made by a guarantor in its financial statements. Also, FIN 45 clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee, but does not prescribe a specific approach for subsequently measuring the liability over its life. Recognition provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. Management does not believe that his statement will have an effect on its consolidated financial statements.

2.  INVENTORIES

Inventories consisted of the following:

MARCH 31,                                    2003         2002
                                        -----------   -----------
   Materials and supplies               $   980,000   $   747,000
   Work-in-progress                         268,000       174,000
   Finished goods                           120,000       314,000
                                        -----------   -----------
                                        $ 1,368,000   $ 1,235,000
                                        ===========   ===========

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:



MARCH 31,                                    2003         2002
                                        -----------   -----------

  Land and improvements                 $ 2,156,000   $ 1,306,000
  Machinery and equipment                 6,717,000     4,985,000
  Furniture and fixtures                  1,925,000     1,865,000
  Leasehold improvements                    731,000       700,000
  Building and improvements               3,702,000     1,925,000
  Construction in progress                1,844,000            -
                                        -----------   -----------
                                        $17,075,000   $10,781,000
  Less accumulated depreciation and
   amortization                          (5,419,000)   (4,495,000)
                                        -----------   -----------
                                        $11,656,000   $ 6,286,000
                                        ===========   ===========

4.  DISCONTINUED OPERATIONS

On November 8, 2002, the Company completed its plan for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). This plan was originally approved by the Company's Board of Directors on June 29, 2001. Since that time and in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting
the Results of Operations   Reporting the Effects of Disposal of a Segment of
a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, the Company treated the DO Group and CenterCore segment of its operations as a discontinued operation. At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax was determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company recognized a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place on September 12, and October 2, 2001. The final transaction occurred on November 8, 2002.

On September 12, 2001, the Company completed the sale of its JG auditorium seating line, a product line of DO Group. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

On October 2, 2001, the Company completed the sale of its Domore seating line, a product line of DO Group. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, bore interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note was due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company established a reserve for the entire notes receivable balance and any accrued interest receivable. As of March 31, 2003, the buyer had paid off the first note and is current on the second note.

On November 8, 2002, the Company completed the sale of its specialty office systems line. The Company sold inventory, property, plant, tooling, machinery, equipment, and intellectual property related to the systems line for a net $250,000 in cash. The Company retained existing accounts receivable, deferred tax assets and certain liabilities.

Summarized financial information of the discontinued DO Group and CenterCore segment consist of the following:


MARCH 31,                                    2003         2002
                                        -----------   -----------
Current assets:
  Accounts receivable                   $        -    $ 1,478,000
  Inventories                                    -         85,000
                                        -----------   -----------
Total current assets                    $        -    $ 1,563,000
                                        ===========   ===========

Non-current assets:
  Property and equipment, net           $        -    $   845,000
                                        -----------   -----------
Total non-current assets                $        -    $   845,000
                                        ===========   ===========

5.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

During the quarter ended December 31, 2001, the Company invested $250,000 in the form of a note receivable in a startup development company that designs, manufactures and markets caskets. The caskets are made of thermoformed ABS, the same process and material used for making the Company's tables, and give the appearance of polished marble or a deep laquer finished wood. During the quarters ended June 30, September 30, and December 31, 2002, the Company invested an additional $250,000, $183,000, and $52,000, respectively, in the form of notes receivable for a total investment of $735,000. After review of the collectability of the notes receivable, the Company decided to reserve $500,000 of the notes as of June 30, 2002, an additional $183,000 during the quarter ended September 30, 2002 and the remaining outstanding balance of $52,000 in the quarter ended December 31, 2002. This resulted in a charge to general and administrative expenses of $500,000 for the first quarter, $183,000 for the second quarter, and $52,000 for the third quarter of fiscal 2003. Due to difficulties in penetrating the market, the Company does not currently anticipate making any further investments in this startup development company and has determined the notes to be worthless.

During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for a 50 percent equity ownership in this company. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the shareholder owning the other 50 percent share of the startup development company on some of the materials sold by the startup company. The Company has also extended a line of credit of $125,000 to the shareholder owning the other 50 percent share of the startup development company which is secured by the shareholder's ownership in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of March 31, 2003, the full credit line of $125,000 was outstanding.

During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $180,000 for this note receivable. At March 31, 2003, the gross value of this note receivable was $313,000. At March 31, 2003, $54,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of March 31, 2003, the dealer was current on payments on this note receivable.

6.  DEBT

The Company's wholly-owned subsidiary, Broda Enterprises had a line of credit, bearing interest at Canadian prime (4.50 percent at March 31, 2003) which is secured by a General Security Agreement, an assignment of insurance and guarantees by the Company. The limit on this loan is $680,000. At March 31, 2003 and 2002, no balance was outstanding. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2003, the Company was in full compliance with the loan covenants related to this credit facility.

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:


MARCH 31,                                    2003         2002
                                        -----------   -----------
Accrued payroll and payroll taxes       $   931,000   $ 1,044,000
Accrued warranty                            365,000       375,000
Reserve for discontinued operation               -      2,534,000
Other                                       343,000       448,000
                                        -----------   -----------
                                        $ 1,639,000   $ 4,401,000
                                        ===========   ===========

8.  COMMON STOCK OPTIONS

At March 31, 2003, the Company has two stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan and 900,000 shares of common stock for issuance under the 1997 Plan. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on The Nasdaq Stock Exchange except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:

                                   NUMBER               WEIGHTED AVERAGE
                                 OF OPTIONS              EXERCISE PRICE
                                 ----------             ----------------
Outstanding at April 1, 2000       726,906                   $ 8.84

   Granted                         229,435                     7.63
   Exercised                      (220,324)                    9.66
   Forfeited                       (46,875)                    9.93
                                 ----------             ----------------
Outstanding at March 31, 2001      689,142                     8.10

   Granted                         122,850                     8.62
   Exercised                       (32,192)                    6.07
   Forfeited                       (50,227)                   10.72
                                 ----------             ----------------
Outstanding at March 31, 2002      729,573                     8.09

   Granted                          36,025                    12.14
   Exercised                       (42,698)                    5.33
   Forfeited                       (94,152)                    8.63
                                 ----------             ----------------
Outstanding at March 31, 2003      628,748                   $ 8.43
                                 ==========             ================

Options exercisable at March 31, 2003, 2002 and 2001 were 484,170, 432,053, and 366,294, respectively. Options vest over a one- to four-year period and are generally exercisable over ten-years.

The following table summarizes the combined information from the 1990 and 1997 Plans' options outstanding at March 31, 2003:

                           Options Outstanding                                     Options Exercisable
    --------------------------------------------------------------------     -----------------------------
                                    Weighted Average
     Range of                           Remaining          Weighted                            Weighted
     Exercise         Number           Contractual          Average             Number          Average
      Prices       Outstanding       Life (in years)    Exercise Price       Exercisable    Exercise Price
   -------------   ------------     -----------------   --------------       ------------   --------------
   $1.82 - $2.33        57,701              1.01             $ 1.97               57,701          $ 1.97
    4.08 -  5.75        64,000              2.92               4.86               64,000            4.86
    6.78 -  8.20       172,153              7.74               6.93               95,091            6.98
    9.70 - 11.75       258,169              6.23              10.24              230,691           10.31
   12.10 - 12.15        36,025              9.94              12.14                   -             N/A
   12.96 - 15.50        40,700              6.94              14.79               36,687           14.76
   -------------   ------------     -----------------   --------------       ------------   --------------
   $1.82 -$15.50       628,748              6.09             $ 8.43              484,170          $ 8.28
   =============   ============     =================   ==============       ============   ==============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: expected volatility of 45 percent, 44 percent, and 44 percent, risk free interest rates of 2.29 percent, 3.62 percent and 5.53 percent, and expected lives of one to four years. Under SFAS No. 123, the weighted average fair value per share of options issued during the years ended March 31, 2003, 2002 and 2001 was $4.21, $2.96, and $2.75, respectively.

9.  EMPLOYEE BENEFIT PLANS

In January 1995, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amounts contributed to the plan for the years ended March 31, 2003, 2002 and 2001 were $86,000, $88,000, and $87,000, respectively.

In October 1996, the Board of Directors reserved up to 37,500 shares of MITY Enterprises common stock to be issued under the provisions of the 401(k) plan. An additional 50,000 shares of common stock were reserved in January 2000 and an additional 100,000 shares of common stock were reserved in March 2002. Shares are issued to the plan on a quarterly basis. The amounts issued to the plan in MITY Enterprises common stock for the years ended March 31, 2003, 2002 and 2001 were $152,000, $223,000, and $290,000, respectively. As of March 31,
2003, 111,973 shares had been issued under the provisions of the plan.

10.  INCOME TAXES

Income tax expense (benefit) from continuing operations consisted of the following components:


YEAR ENDED MARCH 31,                      2003           2002         2001
                                      ----------     ----------   ----------
  Current:
    Federal                           $ (455,000)    $2,121,000   $2,204,000
    State                                (29,000)       330,000      345,000
    Foreign                              340,000        460,000      340,000
                                      ----------     ----------   ----------
  Total current                         (144,000)     2,911,000    2,889,000

  Deferred:
    Federal                            2,295,000       (101,000)     (31,000)
    State                                204,000        (10,000)      (3,000)
    Foreign                               12,000        (28,000)     (19,000)
                                      ----------     ----------   ----------
  Total deferred                       2,511,000       (139,000)     (53,000)
                                      ----------     ----------   ----------
                                      $2,367,000     $2,772,000   $2,836,000
                                      ==========     ==========   ==========

The tax provisions for continuing operations were at effective rates as follows:



YEAR ENDED MARCH 31,                      2003           2002         2001
                                      ----------     ----------   ----------
  Federal statutory tax rates            34.0%          34.0%        34.0%
  State / provincial income taxes,
    net of federal benefit                3.3            3.3          3.3
  Foreign tax                              -             0.6          0.6
  Goodwill amortization                    -             0.6          0.6
  Meals and entertainment                 0.2            0.2          0.2
  Foreign sales                          (0.8)          (0.7)        (0.5)
  Other                                   0.2            0.6          0.2
                                      ----------     ----------   ----------
                                         36.9%          38.6%        38.4%
                                      ==========     ==========   ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


MARCH 31,                                2003                    2002
                                   Current  Long Term      Current  Long Term
                                 ---------  ---------    ---------  ---------
Deferred tax assets:
 Allowance for doubtful accounts   $98,000                $105,000
 Inventory                           2,000                 374,000
 Vacation accrual                   47,000                  49,000
 Warranty reserve and accrual      165,000                 219,000
 Discontinued operations           201,000               2,097,000   $128,000
 Net operating loss carryforward   121,000   $347,000      121,000    352,000
 AMT credit                                    30,000                  30,000
 Reserve on notes receivable                   72,000
 Other accruals                      1,000                 152,000      1,000
                                 ---------  ---------    ---------  ---------
Total                              635,000    449,000    3,117,000    511,000

Deferred tax liabilities:
 Depreciation and amortization                (73,000)                (34,000)
 Other accruals                                                       (72,000)
                                 ---------  ---------    ---------  ---------
Net deferred tax asset            $635,000   $376,000   $3,117,000   $405,000
                                 =========  =========    =========  =========

At March 31, 2003, the Company had a net operating loss carryforward of $1,253,000 which, if unused, expires in fiscal 2011.


11.  COMMITMENTS AND CONTINGENCIES

The Company leases two buildings in its Waterloo, Ontario, Canada location under an operating lease which expires in August 2004. The current agreement requires lease payments of $16,000 Canadian (approximately US $11,000) per month through the end of the lease.

As of March 31, 2003, future minimum payments under noncancellable operating leases with terms in excess of one year are approximately as follows:

YEAR ENDING MARCH 31:

          2004      $ 131,000
          2005         54,000
          Thereafter       -
                    ---------
          Total     $ 185,000
                    =========

Total rent expense was $148,000, $477,000, and $564,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

At March 31, 2003, the Company has committed to purchasing $195,000 in raw materials inventory.


The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material affect on the consolidated financial statements.

The Company has certain alleged obligations of up to $1 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any.

12.  BUSINESS SEGMENT INFORMATION

Management views the Company as being two business segments: multipurpose room furniture and healthcare seating. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, and other related products. The Company's healthcare seating segment manufactures and markets healthcare
chairs and related products.   The Company's healthcare seating segment
includes all of the Company's foreign-based sales.

Reportable segment data reconciled to the consolidated financial statements for the fiscal year ended March 31, 2003, 2002 and 2001 are as follows:

FISCAL YEAR ENDED MARCH 31,               2003           2002          2001
                                      ----------     ----------    ----------
Net sales:
 Multipurpose room furniture         $35,140,000    $35,334,000   $37,837,000
 Healthcare seating                    5,070,000      4,760,000     4,366,000
                                      ----------     ----------    ----------
                                     $40,210,000    $40,094,000   $42,203,000
                                      ==========     ==========    ==========

Income from continuing operations:
 Multipurpose room furniture         $ 5,198,000    $ 5,708,000   $ 6,351,000
 Healthcare seating                    1,093,000      1,099,000       919,000
                                      ----------     ----------    ----------
                                     $ 6,291,000    $ 6,807,000   $ 7,270,000
                                      ==========     ==========    ==========

Depreciation & amortization expense:
 Multipurpose room furniture         $ 1,116,000    $ 1,027,000   $   799,000
 Healthcare seating                       75,000        151,000       166,000
                                      ----------     ----------    ----------
                                     $ 1,191,000    $ 1,178,000   $   965,000
                                      ==========     ==========    ==========



Capital expenditures, net:
 Multipurpose room furniture         $ 6,370,000    $ 1,070,000   $ 2,910,000
 Healthcare seating                      207,000        128,000        80,000
                                      ----------     ----------    ----------
                                     $ 6,577,000    $ 1,198,000   $ 2,990,000
                                      ==========     ==========    ==========


FISCAL YEAR ENDED MARCH 31,                       2003           2002
                                              -----------    -----------
  Total assets:
    Multipurpose room furniture               $22,364,000    $28,215,000
    Healthcare seating                          3,038,000      2,746,000
    Discontinued operations (Specialty
     office systems segment)                           -       2,408,000
                                              -----------    -----------
                                              $25,402,000    $33,369,000
                                              ===========    ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None to report.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2003 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2003 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2003 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2003 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."


Item 14.  CONTROLS AND PROCEDURES

As of May 16, 2003, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. Additionally, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A)  Exhibits


                           INDEX TO EXHIBITS

EXHIBIT                              DESCRIPTION
 NO.

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

11.1  Statement Regarding Computation of Per Share Earnings.

21  Subsidiaries of Registrant.

23.1  Consent of Deloitte & Touche LLP.

99.33 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.34 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (B)  Reports on Form 8-K

          Form 8-K filed on January 29, 2003 to report Company's third quarter financial results.


     (C)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of MITY Enterprises, Inc.:

We have audited the consolidated financial statements of MITY Enterprises, Inc. and subsidiaries (the Company) as of March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated May 15, 2003; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Salt Lake City, Utah
May 15, 2003

                 MITY ENTERPRISES, INC. AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED MARCH 31, 2003, 2002 AND 2001



                                  Additions
                      Balance      Charged
                        at         to Costs    Deductions     Balance
                    Beginning         and         from         at End
                    of Period      Expenses     Reserves      of Period
                    ---------     ---------    ----------    ----------
ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:

  March 31, 2003    $ 346,000     $  77,000    $ 188,000     $  235,000

  March 31, 2002      302,000        73,000       29,000        346,000

  March 31, 2001      287,000       128,000      113,000        302,000


INVENTORY RESERVES:

Year ended:

  March 31, 2003    $  50,000             -    $  22,000     $   28,000

  March 31, 2002       25,000     $  25,000           -          50,000

  March 31, 2001        5,000        20,000           -          25,000


RESERVES ON NOTES RECEIVABLE

Year Ended:

  March 31, 2003    $ 110,000     $ 805,000    $ 735,000     $  180,000

  March 31, 2002           -        110,000           -         110,000

  March 31, 2001           -             -            -              -

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on the 22nd of May, 2003.



                                            MITY ENTERPRISES, INC.


                                            By:/s/ Bradley T Nielson
                                               -----------------------------
                                               Bradley T Nielson, President,
                                               Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signature                    Title                            Date

/s/ Gregory L. Wilson       Chairman of the Board and          May 22, 2003
-------------------------   Director
Gregory L. Wilson

/s/ Bradley T Nielson       President and Chief Executive      May 22, 2003
-------------------------   Officer (Principal Executive
Bradley T Nielson           Officer)


/s/ Paul R. Killpack        Chief Financial Officer            May 22, 2003
-------------------------   (Principal Financial and
Paul R. Killpack            Accounting Officer)


/s/ Ralph E. Crump          Director                           May 22, 2003
-------------------------
Ralph E. Crump

/s/ Peter Najar             Director                           May 22, 2003
-------------------------
Peter Najar

/s/ C. Lewis Wilson         Director                           May 22, 2003
-------------------------
C. Lewis Wilson

/s/ Hal B. Heaton           Director                           May 22, 2003
-------------------------
Hal B. Heaton

                           CERTIFICATIONS


     I, Bradley T Nielson, certify that:

     1. I have reviewed this annual report on Form 10-K of MITY Enterprises, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that aterial information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 22, 2003                      /s/ Bradley T Nielson
                                        --------------------------------
                                        Bradley T Nielson
                                        Chief Executive Officer

     I, Paul R. Killpack, certify that:

     1. I have reviewed this annual report on Form 10-K of MITY Enterprises, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         (a) designed such disclosure controls and procedures to ensure that aterial information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 22, 2003                      /s/ Paul R. Killpack
                                        ------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer