Form 10-Q
period 2003-06-30
MITY ENTERPRISES INC
filed 2003-07-30
CIK 921030

------------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549

             -------------------------------------------------------

                                  Form 10-Q
(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2003

                                      or

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

     There were 4,109,127 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 28, 2003.
-----------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  JUNE 30,         MARCH 31,
                                                    2003             2003
ASSETS                                           -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $ 1,178,000      $ 2,203,000
  Available-for-sale securities. . . . . . . .     3,271,000        2,336,000
  Accounts receivable, less allowances of
    $318,000 at June 30, 2003 and
    $235,000 at March 31, 2003 . . . . . . . .     5,119,000        3,792,000
  Inventories. . . . . . . . . . . . . . . . .     1,814,000        1,368,000
  Tax receivable . . . . . . . . . . . . . . .        59,000        1,284,000
  Prepaid expenses and other current assets. .       333,000          274,000
  Deferred income taxes, current . . . . . . .       601,000          635,000
                                                 -----------      -----------
Total current assets . . . . . . . . . . . . .    12,375,000       11,892,000
Property and equipment, net. . . . . . . . . .    12,743,000       11,656,000
Deferred income taxes. . . . . . . . . . . . .       311,000          376,000
Goodwill . . . . . . . . . . . . . . . . . . .     1,104,000        1,010,000
Notes receivable, net. . . . . . . . . . . . .       191,000          204,000
Other intangible assets. . . . . . . . . . . .       264,000          264,000
                                                 -----------      -----------
Total assets . . . . . . . . . . . . . . . . .   $26,988,000      $25,402,000
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,869,000        2,184,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     2,174,000        1,639,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . . .     4,043,000        3,823,000
Minority interest. . . . . . . . . . . . . . .       113,000          125,000
                                                 -----------      -----------
Total liabilities. . . . . . . . . . . . . . .     4,156,000        3,948,000

COMMITMENTS AND CONTINGENCIES. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,106,199 at June 30,
      2003 and 4,115,181 at March 31, 2003 . .        41,000           41,000
    Additional paid-in capital . . . . . . . .    10,065,000        9,925,000
    Retained earnings. . . . . . . . . . . . .    12,377,000       11,376,000
    Accumulated other comprehensive income . .       349,000          112,000
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . . .    22,832,000       21,454,000
                                                 -----------      -----------
Total liabilities and stockholders' equity . .   $26,988,000      $25,402,000
                                                 ===========      ===========
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2003           2002
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $11,357,000    $10,559,000
Cost of products sold . . . . . . . . . . . . . .    6,916,000      6,068,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    4,441,000      4,491,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,499,000      1,597,000
  General and administrative. . . . . . . . . . .      542,000      1,007,000
  Research and development. . . . . . . . . . . .      336,000        295,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    2,377,000      2,899,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    2,064,000      1,592,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . .       33,000        100,000
  Other . . . . . . . . . . . . . . . . . . . . .      (71,000)       (43,000)
                                                   -----------    -----------
Total other income (expense), net . . . . . . . .      (38,000)        57,000
                                                   -----------    -----------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    2,026,000      1,649,000
Provision for income taxes. . . . . . . . . . . .      776,000        644,000
                                                   -----------    -----------
Net income before minority interest . . . . . . .    1,250,000      1,005,000
Minority interest . . . . . . . . . . . . . . . .       12,000           --
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,262,000    $ 1,005,000
                                                   ===========    ===========

Basic earnings per share. . . . . . . . . . . . .  $      0.31    $      0.20
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,121,576      5,006,792
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.29    $      0.19
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,305,504      5,250,466
                                                   ===========    ===========













         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2003           2002
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 1,262,000    $ 1,005,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       391,000        287,000
    Deferred taxes . . . . . . . . . . . . . . .       101,000        151,000
    Net loss on disposal of equipment. . . . . .          --            3,000
    Tax benefit from exercise of stock options .         8,000          3,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .    (1,241,000)      (516,000)
      Inventories. . . . . . . . . . . . . . . .      (405,000)      (200,000)
      Prepaid expenses and other current assets.       (54,000)      (193,000)
      Tax receivable . . . . . . . . . . . . . .     1,233,000        164,000
      Accounts payable . . . . . . . . . . . . .      (347,000)       139,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       520,000        222,000
                                                   -----------    -----------
Net cash provided by continuing operations . . .     1,468,000      1,065,000
Net cash provided by discontinued operations . .          --          899,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     1,468,000      1,964,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (1,885,000)      (551,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .       944,000      1,759,000
Proceeds from sales of property & equipment. . .          --            6,000
Decrease in notes receivable . . . . . . . . . .        12,000        270,000
Purchases of property and equipment. . . . . . .    (1,441,000)    (2,298,000)
                                                   -----------    -----------
Net cash used in continuing operations . . . . .    (2,370,000)      (814,000)
Net cash used in discontinued operations . . . .         --           (44,000)
                                                   -----------    -----------
Net cash used in investing activities. . . . . .    (2,370,000)      (858,000)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       208,000         73,000
Minority interest. . . . . . . . . . . . . . . .       (12,000)          --
Purchase and retirement of common stock. . . . .      (336,000)          --
                                                   -----------    -----------
Net cash used in financing activities. . . . . .      (140,000)        73,000
                                                   -----------    -----------

Effect of exchange rate changes on cash. . . . .        17,000         10,000
                                                   -----------    -----------
Net increase in cash and cash equivalents. . . .    (1,025,000)     1,189,000
Cash and cash equivalents at beginning of period     2,203,000      8,926,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 1,178,000    $10,115,000
                                                   ===========    ===========
         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes . .   $    51,000    $   146,000






         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months ended June 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2004.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2003.

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has decided to continue applying APB Statement No. 25 (as permitted by SFAS No. 123 and SFAS no. 148). The required disclosure of the effects of SFAS No. 123 and SFAS No. 148 are included in the consolidated financial statements. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                  THREE MONTHS ENDED JUNE 30,
                                                      2003           2002
                                                  -----------      ----------
Net income:
  As reported                                      $1,262,000      $1,005,000
  Pro forma                                         1,209,000         971,000

Earnings per share - basic:
  As reported                                           $0.31           $0.20
  Pro forma                                              0.29            0.19

Earnings per share - diluted:
  As reported                                           $0.29           $0.19
  Pro forma                                              0.28            0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing. No options were issued during the three months ended June 30, 2003 or June 30, 2002.


2.  INVENTORIES

     Inventories consisted of the following:
                                                   JUNE 30,        MARCH 31,
                                                     2003             2003
                                                 -----------      -----------
               Materials and supplies . . . .    $ 1,452,000      $   980,000
               Work-in-progress . . . . . . .        225,000          268,000
               Finished goods . . . . . . . .        137,000          120,000
                                                 -----------      -----------
                                                 $ 1,814,000      $ 1,368,000
                                                 ===========      ===========

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2003, comprehensive income exceeded net income by $237,000, consisting of $243,000 in foreign currency translation gains and $6,000 in unrealized losses on available for sale securities. For the three months ended June 30, 2002, comprehensive income exceeded net income by $129,000, consisting of $116,000 in foreign currency translation gains and $13,000 in unrealized gains on available for sale securities.


4.  BUSINESS SEGMENT INFORMATION

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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months ended June 30, 2003 and 2002 is as follows:
                                                THREE MONTHS ENDED JUNE 30,
                                                  2003              2002
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $10,050,000       $ 9,329,000
  Healthcare seating . . . . . . . . . . . .     1,307,000         1,230,000
                                               -----------       -----------
                                               $11,357,000       $10,559,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,836,000       $ 1,335,000
  Healthcare seating . . . . . . . . . . . .       228,000           257,000
                                               -----------       -----------
                                               $ 2,064,000       $ 1,592,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   362,000       $   267,000
  Healthcare seating . . . . . . . . . . . .        29,000            20,000
                                               -----------       -----------
                                               $   391,000       $   287,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 1,371,000       $ 2,249,000
  Healthcare seating . . . . . . . . . . . .        70,000            49,000
                                               -----------       -----------
                                               $ 1,441,000       $ 2,298,000
                                               ===========       ===========


                                                  JUNE 30,         MARCH 31,
                                                    2003             2003
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $23,583,000      $22,364,000
  Healthcare seating . . . . . . . . . . . .       3,405,000        3,038,000
                                                 -----------      -----------
                                                 $26,988,000      $25,402,000
                                                 ===========      ===========

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months ended June 30, 2003 and 2002, respectively.

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                       2003           2002
                                                   -----------    -----------
Net income as reported. . . . . . . . . . . . . . .$ 1,262,000    $ 1,005,000
                                                   ===========    ===========
Basic:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . . . .  4,121,576      5,006,792
                                                   ===========    ===========
 Basic net income per share . . . . . . . . . . . .     $ 0.31         $ 0.20
                                                   ===========    ===========
Diluted:
 Common and common equivalent shares outstanding:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . . . .  4,121,576      5,006,792
   Common stock equivalents from options computed
    on the treasury-stock method using the average
    fair market value of common stock outstanding
    during the period . . . . . . . . . . . . . . .    183,928        243,674
                                                   -----------    -----------
   Shares used in the computation . . . . . . . . .  4,305,504      5,250,466
                                                   ===========    ===========
 Diluted net income per share . . . . . . . . . . .     $ 0.29         $ 0.19
                                                   ===========    ===========


6.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for which the Company received a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner of the startup development company for some of the products sold by the startup company. The Company has also extended a line of credit of $125,000 to this other shareholder, which is secured by such owner's interest in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of June 30, 2003, the full credit line of $125,000 was outstanding and all interest payments are current.

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $180,000 for this note receivable. At June 30, 2003, the gross value of this note receivable was $300,000. At June 30, 2003, $54,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of June 30, 2003, the dealer was current on payments on this note receivable.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the attached consolidated financial statements and the notes thereto and with MITY Enterprises, Inc.'s (the "Company's") Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

     The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's current ongoing product lines consist of multipurpose room furniture and healthcare seating. In addition, the Company continues to pursue development of new products and the acquisition of product lines or companies that will be complementary to the Company's businesses.

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture line consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the Company's multipurpose room product line. The current and future growth of the Company's multipurpose room furniture operations depends largely upon conditions in the industry, the Company's ability to successfully introduce and market new product lines of multipurpose room furniture and its ability to profitably increase its market penetration into existing and new markets.

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as education and recreation, has negatively impacted the Company's historical sales growth rates in fiscal 2003 and 2002. The events of September 11, 2001 as well as subsequent terror threats and military conflicts have also negatively impacted many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. Industry experts reported a decline in the U.S. office furniture market of 19 percent for calendar year 2002 and are predicting further declines of 8 percent in calendar year 2003. Through May 2003, industry experts reported a 9 percent decline. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. The Company's multipurpose room operations for the quarter ended June 30, 2003 performed better than industry estimates as sales volumes increased 8 percent compared to the prior year. Despite this increase, the Company anticipates that weakness in furniture demand will continue until overall business conditions improve. The Company anticipates that sales volumes during the quarter ending September 30, 2003 will be roughly flat as compared to the prior year's second quarter. Despite these trends, the Company, for a variety of reasons including those described elsewhere herein, may not be successful in achieving this sales level in the second quarter or in generating high levels of positive cash flow.

     HEALTHCARE SEATING. Through its wholly owned subsidiary, Broda Enterprises, Inc., the Company markets a line of healthcare seating products to customers in Canada and the United States. Broda's operations are based in Waterloo, Ontario, Canada. Broda focuses on providing products which assist long-term care patients with advanced needs due to a debilitating condition or disease, and has developed a line of premium-priced geriatric seating products. Broda chairs serve a very specific niche in the healthcare market and thus do not compete in the commodity-oriented general healthcare seating market.

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the quarter ended June 30, 2003, the Company's healthcare seating operations have not been significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operations are located in the Toronto, Ontario, Canada area with a portion of its sales revenues being generated from that area. With the outbreak of SARS that occurred during the first quarter in the Toronto area, the Company's business was negatively impacted because sales representatives were not able to contact hospitals and nursing homes as easily. As the outbreak has been contained, Broda sales representatives are once again able to contact these institutions in the manner they did prior to the SARS outbreak. However, the Company cannot predict the extent to which the SARS outbreak will be contained either in the Toronto area or in other areas, and future outbreaks may have a negative impact on the Company. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company which require management to make assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, reserve for obsolete inventory, accruals for warranty expense, values for the discontinued operations, goodwill and other intangible assets, notes receivable, income taxes, and pension liability.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from the Broda acquisition and the other intangible asset is intellectual property related to a startup development company in which the Company has invested. During the quarter ended June 30, 2003, the Company reviewed the goodwill related to the Broda acquisition. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill or the intellectual property related to the startup development company.

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

INVESTMENT IN AFFILIATE: The Company has an investment in a startup development company of $132,000. The Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses in the income statement. For the quarter ended June 30, 2003, this entity realized a net loss of $24,000 of which 50 percent or $12,000 was eliminated as a minority interest.

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


COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     NET SALES. The Company's first quarter fiscal 2004 net sales of $11,357,000 were up 8 percent as compared with the first quarter net sales in the prior fiscal year. For the quarter ended June 30, 2003, the increase reflects sales increases, as compared to the quarter ended June 30, 2002, of 6 percent in the Company's healthcare chair operations and 8 percent in the Company's multipurpose room operations. The Company's total international sales represented 13 percent of net sales for the quarter ended June 30, 2003 as compared to 10 percent in the first quarter of fiscal 2003. The Company attributes most of the increase in sales in the multipurpose room operations to a 30 percent increase in chair sales, and a 3 percent increase in table sales. The Company expects that its sales will be roughly flat in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended June 30, 2003 decreased by 3 percentage points over the same quarter in the prior fiscal year to 39 percent. This decrease was due to higher labor and overhead costs associated with the startup of the manufacturing operation for the Company's next generation of table, slightly higher material costs at the Company's multipurpose room operations, and higher labor and overhead costs at the Company's healthcare seating operations. This decrease was partially offset by lower material costs at the Company's healthcare seating operations.

     SELLING EXPENSES. Selling expenses were 13 percent of net sales in the first quarter of fiscal 2004 as compared to 15 percent for the first quarter of the prior fiscal year. Actual expenses decreased by $98,000. Multipurpose room furniture selling costs decreased by $107,000 over the prior fiscal year. This decrease resulted from lower costs for personnel, trade shows, and sales literature. Selling expenses at the healthcare seating operations increased by $9,000 over the prior fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 5 percent of net sales for the first quarter of fiscal 2004 as compared to 10 percent for the first quarter of the prior fiscal year. Actual spending decreased by 46 percent or $465,000. The decrease was primarily due to a non-recurring charge in the prior fiscal year of $500,000 that fully reserved the June 30, 2002 balance in a note receivable to a startup development company. The reserve was made due to concerns about the collectability of the
note.   This decrease was partially offset by higher personnel costs and professional fees.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the first quarter of fiscal 2004 as compared to 3 percent for the first quarter of the prior fiscal year. Actual spending increased by $41,000 primarily due to increased personnel costs at the Company's healthcare seating operation.

     OTHER INCOME AND EXPENSE. Other income and expense netted to a net expense of $38,000 for the first quarter of fiscal 2004. First quarter interest income was $33,000, a decrease of $67,000 from the first quarter of the prior fiscal year. The decrease was due to a lower rate of return on a lower cash balance held in the current fiscal year. Other expenses, which totaled $71,000 for the current quarter, consisted of $72,000 in realized foreign currency exchange losses and other income of $1,000.

     NET INCOME. For the reasons stated above, the Company's fiscal 2004 first quarter net income of $2,026,000 increased $377,000 or 23 percent over the first quarter net income in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $1.18 million at June 30, 2003 as compared to $2.20 million at March 31, 2003.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                  THREE MONTHS ENDED
                                                    JUNE 30, 2003
                                                   --------------
Net cash provided by operating activities. . . .       1,468,000
Net purchases of available-for-sale securities .        (941,000)
Purchases of property and equipment. . . . . . .      (1,441,000)
Net proceeds from exercise of stock options. . .         208,000
Purchase and retirement of common stock. . . . .        (336,000)

     The decrease in cash and cash equivalents was due primarily to the net purchases of available-for-sale securities ($0.94 million), the purchases of property and equipment ($1.44 million), and the purchase and retirement of common stock ($0.34 million). This decrease was partially offset by cash provided by operating activities ($1.47 million) and net proceeds related to the exercise of stock options ($0.21 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.72 million. As of June 30, 2003, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of June 30, 2003, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 2003, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.79 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at June 30, 2003 include current liabilities of $4.04 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                   JUNE 30,         MARCH 31,
                                                     2003             2003
                                                  ----------       ----------
Accounts payable. . . . . . . . . . . . . . . .   $1,869,000       $2,184,000
Accrued payroll . . . . . . . . . . . . . . . .    1,013,000          931,000
Accrued warranty expense. . . . . . . . . . . .      366,000          365,000
Other accruals. . . . . . . . . . . . . . . . .      795,000          343,000
                                                  ----------       ----------
Total current liabilities . . . . . . . . . . .   $4,043,000       $3,823,000
                                                  ==========       ==========

     The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $11,000) per month through August 2004.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for which the Company received a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner of the startup development company for some of the products sold by the startup company. The Company has also extended a line of credit of $125,000 to the other 50 percent owner of the startup development company, which is secured by such owner's interest in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of June 30, 2003, the full credit line of $125,000 was outstanding and all interest payments are current.

     On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. During the first quarter, the Company completed the repurchase of 275,000 shares. The board of directors further authorized an additional 10,000 shares to be repurchased during the first quarter. This authorization was fulfilled as well. The Company does not currently have a share repurchase authorization. However, the Company may do additional repurchases in the future which will reduce the Company's liquidity.

     The Company is in the process of developing new products including a new generation of multipurpose room tables. In connection with this, the Company has constructed a new 63,000 square foot facility which will be used for the manufacturing of its next generation of multipurpose room tables. In addition, the Company is both purchasing and developing machinery and equipment to be used in this new process. As of June 30, 2003, the Company had invested approximately $4.2 million for the building and capital equipment. The Company anticipates additional capital expenditures of approximately $1.9 million over the next 3 to 6 months. The Company anticipates funding these capital expenditures using existing capital reserves as well as using cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.

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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions or cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to:

   - references to predicted declines in the institutional furniture and U.S. office furniture markets, and the Company's belief that weakness in furniture demand will continue;

   - statements that the Company anticipates that its sales volumes during the second quarter of fiscal 2004 will be roughly flat as compared to the sales levels of the second quarter of fiscal 2003;

   - references to anticipated continued competitive pressure in multipurpose room table markets;

   - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment;

   - the statement that the Company's inability to predict the extent to which the SARS outbreak will be contained either in the Toronto area or in other areas, as well as future outbreaks;

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

   - statements related to anticipated capital expenditures; and

   - statements related to the Company's belief that it is not liable for certain alleged obligations of up to $1 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business.

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

   - continued global tension related to the events of September 11, 2001 and U.S. military actions related thereto and continued acts of terror and threats of terrorism;

   - increased competition in the Company's core businesses;

   - loss of important customer contracts through increased price-based and product quality competition especially in the Company's multipurpose room furniture segment;

   - limited management and key employee resources;

   - declines in sales volumes and profit margins in the Company's businesses;

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

   - the market's acceptance of products currently being developed by the Company including its next generation multipurpose room of tables;

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended June 30, 2003. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of June 30, 2003, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

ITEM 4. CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                None.

         (b)  Reports on Form 8-K

                On May 21, 2003 the Company filed a current report on Form 8-K announcing its financial results for the fourth fiscal quarter and fiscal year 2003.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: July 30, 2003                     /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: July 30, 2003                     /s/ Paul R. Killpack
                                        -------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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

Date: July 30, 2003                     /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        Chief Executive Officer

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



Date: July 30, 2003                     /s/ Paul R. Killpack
                                        ------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer