Form 10-Q
period 2003-09-30
MITY ENTERPRISES INC
filed 2003-10-29
CIK 921030

------------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549
            --------------------------------------------------------

                                  FORM 10-Q
(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to


                        Commission file number 0-23898
            --------------------------------------------------------
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

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)
            --------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     There were 4,144,859 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 28, 2003.
------------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                SEPTEMBER 30,      MARCH 31,
                                                    2003             2003
ASSETS                                          ------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $ 4,047,000      $ 2,203,000
  Available-for-sale securities. . . . . . . .       850,000        2,336,000
  Accounts receivable, less allowances of
    $323,000 at September 30, 2003 and
    $235,000 at March 31, 2003 . . . . . . . .     5,119,000        3,792,000
  Inventories. . . . . . . . . . . . . . . . .     2,049,000        1,368,000
  Tax receivable . . . . . . . . . . . . . . .       427,000        1,284,000
  Prepaid expenses and other current assets. .       366,000          274,000
  Deferred income taxes, current . . . . . . .       596,000          635,000
                                                ------------      -----------
Total current assets . . . . . . . . . . . . .    13,454,000       11,892,000
Property and equipment, net. . . . . . . . . .    13,101,000       11,656,000
Deferred income taxes. . . . . . . . . . . . .       239,000          376,000
Goodwill . . . . . . . . . . . . . . . . . . .     1,098,000        1,010,000
Notes receivable, net. . . . . . . . . . . . .       194,000          204,000
Other intangible assets. . . . . . . . . . . .       264,000          264,000
                                                ------------      -----------
Total assets . . . . . . . . . . . . . . . . .   $28,350,000      $25,402,000
                                                ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,789,000        2,184,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     2,182,000        1,639,000
                                                ------------      -----------
Total current liabilities. . . . . . . . . . .     3,971,000        3,823,000
Minority interest. . . . . . . . . . . . . . .        90,000          125,000
                                                ------------      -----------
Total liabilities. . . . . . . . . . . . . . .     4,061,000        3,948,000

Commitments and contingencies. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,135,768 at September 30,
      2003 and 4,115,181 at March 31, 2003 . .        41,000           41,000
    Additional paid-in capital . . . . . . . .    10,222,000        9,925,000
    Retained earnings. . . . . . . . . . . . .    13,680,000       11,376,000
    Accumulated other comprehensive income . .       346,000          112,000
                                                ------------      -----------
  Total stockholders' equity . . . . . . . . .    24,289,000       21,454,000
                                                ------------      -----------
Total liabilities and stockholders' equity . .   $28,350,000      $25,402,000
                                                ============      ===========
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2003           2002
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $11,277,000    $10,777,000
Cost of products sold . . . . . . . . . . . . . .    6,788,000      6,272,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,489,000      4,505,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,613,000      1,530,000
  General and administrative. . . . . . . . . . .      478,000        707,000
  Research and development. . . . . . . . . . . .      335,000        397,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,426,000      2,634,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    2,063,000      1,871,000
Other income:
  Interest income . . . . . . . . . . . . . . . .        6,000         74,000
  Other . . . . . . . . . . . . . . . . . . . . .        1,000         33,000
                                                  ------------   ------------
Total other income, net . . . . . . . . . . . . .        7,000        107,000
                                                  ------------   ------------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    2,070,000      1,978,000
Provision for income taxes. . . . . . . . . . . .      789,000        775,000
                                                  ------------   ------------
Net income before minority interest . . . . . . .    1,281,000      1,203,000
Minority interest . . . . . . . . . . . . . . . .       22,000           --
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,303,000    $ 1,203,000
                                                  ============   ============
Basic earnings per share. . . . . . . . . . . . .  $      0.32    $      0.25
                                                  ============   ============
Weighted average number of common shares - basic.    4,124,409      4,753,685
                                                  ============   ============

Diluted earnings per share. . . . . . . . . . . .  $      0.30    $      0.24
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,296,226      4,972,268
                                                  ============   ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2003           2002
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $22,634,000    $21,336,000
Cost of products sold . . . . . . . . . . . . . .   13,704,000     12,340,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    8,930,000      8,996,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    3,112,000      3,127,000
  General and administrative. . . . . . . . . . .    1,020,000      1,714,000
  Research and development. . . . . . . . . . . .      671,000        692,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    4,803,000      5,533,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    4,127,000      3,463,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . .       39,000        174,000
  Other . . . . . . . . . . . . . . . . . . . . .      (70,000)       (10,000)
                                                  ------------   ------------
Total other income (expense), net . . . . . . . .      (31,000)       164,000
                                                  ------------   ------------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    4,096,000      3,627,000
Provision for income taxes. . . . . . . . . . . .    1,565,000      1,419,000
                                                  ------------   ------------
Net income before minority interest . . . . . . .    2,531,000      2,208,000
Minority interest . . . . . . . . . . . . . . . .       34,000           --
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 2,565,000    $ 2,208,000
                                                  ============   ============

Basic earnings per share. . . . . . . . . . . . .  $      0.62    $      0.45
                                                  ============   ============
Weighted average number of common shares - basic.    4,123,000      4,880,238
                                                  ============   ============

Diluted earnings per share. . . . . . . . . . . .  $      0.60    $      0.43
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,300,873      5,111,367
                                                  ============   ============



         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2003           2002
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 2,565,000    $ 2,208,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       779,000        578,000
    Deferred taxes . . . . . . . . . . . . . . .       178,000         52,000
    Net loss on disposal of equipment. . . . . .          --            3,000
    Tax benefit from exercise of stock options .        31,000         11,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .    (1,242,000)      (624,000)
      Inventories. . . . . . . . . . . . . . . .      (642,000)      (153,000)
      Prepaid expenses and other current assets.       (86,000)       (58,000)
      Tax receivable . . . . . . . . . . . . . .       863,000        164,000
      Accounts payable . . . . . . . . . . . . .      (426,000)       224,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       498,000        229,000
                                                   -----------    -----------
Net cash provided by continuing operations . . .     2,518,000      2,634,000
Net cash provided by discontinued operations . .          --        1,129,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     2,518,000      3,763,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .      (863,000)    (1,657,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     2,350,000      4,509,000
Proceeds from sales of property & equipment. . .          --            6,000
Decrease in notes receivable . . . . . . . . . .        39,000        277,000
Purchases of property and equipment. . . . . . .    (2,189,000)    (2,853,000)
                                                   -----------    -----------
Net cash provided by (used in) continuing
  operations . . . . . . . . . . . . . . . . . .      (663,000)       282,000
Net cash used in discontinued operations . . . .         --          (101,000)
                                                   -----------    -----------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . .      (663,000)       181,000
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       342,000        205,000
Minority interest. . . . . . . . . . . . . . . .       (35,000)          --
Purchase and retirement of common stock. . . . .      (336,000)   (10,824,000)
                                                   -----------    -----------
Net cash used in financing activities. . . . . .       (29,000)   (10,619,000)
                                                   -----------    -----------

Effect of exchange rate changes on cash. . . . .        18,000          3,000
                                                   -----------    -----------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .     1,844,000     (6,672,000)
Cash and cash equivalents at beginning of period     2,203,000      8,926,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 4,047,000    $ 2,254,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Net cash paid during the period for income taxes . $   468,000    $ 1,131,000


         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and six months ended September 30, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2004.

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

                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2003           2002
                                                  -----------     -----------
Net income:
  As reported                                      $1,303,000      $1,203,000
  Pro forma                                         1,268,000       1,149,000

Earnings per share - basic:
  As reported                                           $0.32           $0.25
  Pro forma                                              0.31            0.24

Earnings per share - diluted:
  As reported                                           $0.30           $0.24
  Pro forma                                              0.30            0.23

                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2003           2002
                                                  -----------     -----------
Net income:
  As reported                                      $2,565,000      $2,208,000
  Pro forma                                         2,496,000       2,101,000

Earnings per share - basic:
  As reported                                           $0.62           $0.45
  Pro forma                                              0.61            0.43

Earnings per share - diluted:
  As reported                                           $0.60           $0.43
  Pro forma                                              0.58            0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the six months ended September 30, 2003 and 2002 respectively: expected volatility of 45 percent, risk free interest rates of 1.75 percent and 2.52 percent, and expected lives of three to four years. During the six months ended September 30, 2003 and 2002 respectively, 6,300 and 10,600 options were granted. Under SFAS No. 123, the weighted average fair value per share of options issued during the six months ended September 30, 2003 and 2002 was $4.63 and $3.46 respectively.


2.  INVENTORIES

     Inventories consisted of the following:

                                                SEPTEMBER 30,      MARCH 31,
                                                    2003             2003
                                                ------------     ------------
               Materials and supplies . . . .    $ 1,661,000      $   980,000
               Work-in-progress . . . . . . .        207,000          268,000
               Finished goods . . . . . . . .        181,000          120,000
                                                ------------     ------------
                                                 $ 2,049,000      $ 1,368,000
                                                ============     ============

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the six months ended September 30, 2003, comprehensive income exceeded net income by $234,000, consisting of $232,000 in foreign currency translation gains and $2,000 in unrealized gains on available for sale securities. For the six months ended September 30, 2002, comprehensive income exceeded net income by $25,000, consisting of $24,000 in foreign currency translation gains and $1,000 in unrealized gains on available for sale securities.


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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and six months ended September 30, 2003 and 2002 is as follows:

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                  2003              2002
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $ 9,780,000       $ 9,542,000
  Healthcare seating . . . . . . . . . . . .     1,497,000         1,235,000
                                               -----------       -----------
                                               $11,277,000       $10,777,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,690,000       $ 1,575,000
  Healthcare seating . . . . . . . . . . . .       373,000           296,000
                                               -----------       -----------
                                               $ 2,063,000       $ 1,871,000
                                               ===========       ===========
Depreciation expense:
  Multipurpose room furniture. . . . . . . .   $   356,000       $   271,000
  Healthcare seating . . . . . . . . . . . .        32,000            20,000
                                               -----------       -----------
                                               $   388,000       $   291,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   739,000       $   545,000
  Healthcare seating . . . . . . . . . . . .         9,000            10,000
                                               -----------       -----------
                                               $   748,000       $   555,000
                                               ===========       ===========

                                               SIX MONTHS ENDED SEPTEMBER 30,
                                                  2003              2002
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $19,830,000       $18,871,000
  Healthcare seating . . . . . . . . . . . .     2,804,000         2,465,000
                                               -----------       -----------
                                               $22,634,000       $21,336,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 3,526,000       $ 2,910,000
  Healthcare seating . . . . . . . . . . . .       601,000           553,000
                                               -----------       -----------
                                               $ 4,127,000       $ 3,463,000
                                               ===========       ===========
Depreciation expense:
  Multipurpose room furniture. . . . . . . .   $   718,000       $   538,000
  Healthcare seating . . . . . . . . . . . .        61,000            40,000
                                               -----------       -----------
                                               $   779,000       $   578,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 2,110,000       $ 2,794,000
  Healthcare seating . . . . . . . . . . . .        79,000            59,000
                                               -----------       -----------
                                               $ 2,189,000       $ 2,853,000
                                               ===========       ===========


                                               SEPTEMBER 30,       MARCH 31,
                                                    2003             2003
                                                ------------     ------------
Total assets:
  Multipurpose room furniture. . . . . . . .     $24,705,000      $22,364,000
  Healthcare seating . . . . . . . . . . . .       3,645,000        3,038,000
                                                ------------     ------------
                                                 $28,350,000      $25,402,000
                                                ============     ============

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and six months ended September 30, 2003 and 2002, respectively.

                                 THERE MONTHS ENDED       SIX MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                  2003       2002         2003        2002
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$ 1,303,000 $ 1,203,000  $ 2,565,000 $ 2,208,000
                             =========== ===========  =========== ===========
BASIC:
 Weighted average number of
  common shares outstanding .  4,124,409   4,753,685    4,123,000   4,880,238
                             =========== ===========  =========== ===========
 Basic net income per share .     $ 0.32      $ 0.25       $ 0.62      $ 0.45
                             =========== ===========  =========== ===========
DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,124,409   4,753,685    4,123,000   4,880,238
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    171,817     218,583      177,873     231,129
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,296,226   4,972,268    4,300,873   5,111,367
                             =========== ===========  =========== ===========
 Diluted net income per share     $ 0.30      $ 0.24       $ 0.60      $ 0.43
                             =========== ===========  =========== ===========


6.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for which the Company received a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner of the startup development company for some of the products sold by the startup company. The Company has also extended a line of credit of $125,000 to the other 50 percent owner, which is secured by such owner's interest in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of September 30, 2003, the full credit line of $125,000 was outstanding and all interest payments are current.

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $180,000 for this note receivable. At September 30, 2003, the gross value of this note receivable was $280,000. At September 30, 2003, $56,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of September 30, 2003, the dealer was current on payments on this note receivable.


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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as education and recreation, has negatively impacted the Company's historical sales growth rates in fiscal 2003 and 2002. The events of September 11, 2001 as well as subsequent terror threats and military conflicts have also negatively impacted many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. Industry experts reported a decline in the U.S. office furniture market of 19 percent for calendar year 2002 and are predicting further declines of 8 percent in calendar year 2003. Through July 2003, industry experts reported a 7 percent decline. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. The Company's multipurpose room operations for the quarter ended September 30, 2003 performed better than industry estimates as sales volumes increased 2 percent as compared to the prior year. Despite this increase, the Company anticipates that weakness in furniture demand will continue until overall business conditions improve.

     The Company is preparing to launch its next generation of multipurpose room table. During the past few years, the Company has been developing a table that is stronger, lighter, more durable and better able to withstand outdoor use. The Company believes that it has developed a product that will meet most if not all of these criteria. During the past quarter, the Company shipped some initial prototype tables to one of its customers. Upon further consultation with this customer as well as further internal testing, the Company initiated some revisions in the design of the table requiring some rework of the initial design and manufacturing process. The Company has completed the redesign and now believes that it has a repeatable manufacturing process to produce these tables. The Company anticipates sending some additional prototype tables during the current quarter, and, pending a review of their performance, moving forward with a general product launch in the next six to twelve months. The Company believes that its next generation table will largely replace its existing table sales over a period of one to two years. The Company also believes that if all of the performance criteria are met that it may be able to capture additional market share.

     The Company has a 50 percent equity ownership interest in a separate startup development company that is investigating the commercial development of a new technology related to the process anticipated to be used on its next generation of tables. The Company believes that this technology may be used for the internal development and/or licensing of new products which may be outside of its current multipurpose room marketplace. Pending the launch of the next generation of table, the Company will continue to evaluate potential applications of this process to determine which new products, if any, would be best suited for the Company to start developing. There is no guarantee that the Company will be able to find other suitable applications for this technology.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the quarter ended September 30, 2003, the Company's healthcare seating operations have not been significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines.

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending December 31, 2003 will be up to 5 percent higher as compared to the prior year's third quarter. Despite these trends, the Company, for a variety of reasons including those described elsewhere herein, may not be successful in achieving this sales level in the third quarter.


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

INVESTMENT IN AFFILIATE: The Company has an investment in a startup development company of $132,000. The Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses in the income statement. For the quarter ended September 30, 2003, this entity realized a net loss of $45,000 of which 50 percent or $22,000 was eliminated as a minority interest.

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

COMPARISON OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     NET SALES. The Company's second quarter fiscal 2004 net sales of $11,277,000 were up 5 percent as compared with the second quarter net sales in the prior fiscal year. For the quarter ended September 30, 2003, the increase reflects sales increases, as compared to the quarter ended September 30, 2002, of 21 percent in the Company's healthcare chair operations and 2 percent in the Company's multipurpose room operations. The Company's total international sales represented 12 percent of net sales for the quarter ended September 30, 2003 as compared to 10 percent in the second quarter of fiscal 2003. The Company attributes most of the increase in sales in the multipurpose room operations to a 3 percent increase in chair sales, and a 1 percent increase in table sales. The Company expects that its overall net sales will be up to 5 percent higher in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.

     For the six months ended September 30, 2003, the Company's net sales of $22,634,000 represented an increase of 6 percent over the same period in the prior fiscal year. For the six months ended September 30, 2002, the increase reflects sales increases, as compared to the six months ended September 30, 2002, of 14 percent in the Company's healthcare chair operations and 5 percent in the Company's multipurpose room operations. The Company's total international sales represented 12 percent of net sales for the six months ended September 30, 2002 as compared to 10 percent in the prior year's period. The 5 percent increase in the Company's multipurpose room operations is attributed to a 15 percent increase in chair sales and a 2 percent increase in table sales.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended September 30, 2003 decreased by 2 percentage points over the same quarter in the prior fiscal year to 40 percent. This decrease was due to higher overhead and labor costs associated with the startup of the manufacturing operation for the Company's next generation table and higher overhead costs at the Company's healthcare seating operations. This decrease was partially offset by lower material costs at the Company's healthcare seating operations and slightly lower material costs at the Company's multipurpose room operations.

     Gross profit as a percentage of net sales in the six months ended September 30, 2003 decreased by 3 percentage points over the same period in the prior fiscal year to 39 percent. This decrease was due to higher labor and overhead costs associated with the startup of the manufacturing operation for the Company's next generation table, higher overhead costs at both the Company's multipurpose room and healthcare seating operations. This decrease was partially offset by lower material costs at the Company's healthcare seating operations.

     SELLING EXPENSES. Selling expenses were 14 percent of net sales in the second quarter of fiscal 2004 which was relatively flat as compared to the second quarter of the prior fiscal year. Actual expenses increased by $83,000. Multipurpose room furniture selling costs decreased by $14,000 over the prior fiscal year. This decrease resulted primarily from lower personnel costs. Selling expenses at the healthcare seating operations increased by $97,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     Selling expenses were 14 percent of net sales for the six months ended September 30, 2003, a decrease of 1 percentage point as compared to the comparable period in the prior fiscal year. Actual expenses decreased by $15,000. Multipurpose room furniture selling costs decreased by $121,000 over the prior fiscal year. This decrease resulted primarily from lower costs for personnel, trade shows, and literature. Selling expenses at the healthcare seating operations increased by $106,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4 percent of net sales for the second quarter of fiscal 2004 as compared to 7 percent for the second quarter of the prior fiscal year. Actual spending decreased by 32 percent or $229,000. The decrease was primarily due to a charge in the prior fiscal year of $183,000 that fully reserved the September 30, 2002 balance in a note receivable to a startup development company. The decrease was also due to lower professional fees.

     General and administrative expenses were 5 percent of net sales for the six months ended September 30, 2003 as compared to 8 percent for the same period of the prior fiscal year. Actual spending decreased by 40 percent or $694,000. The decrease was primarily due to a charge in the prior fiscal year of $683,000 that fully reserved the September 30, 2002 balance in a note receivable to a startup development company. The decrease was also due to lower professional fees.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the second quarter of fiscal 2004 as compared to 4 percent for the second quarter of the prior fiscal year. Actual spending decreased by $62,000 primarily due to lower costs for outside services and production supplies at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations.

     Research and development expenses were 3 percent of net sales for the six months ended September 30, 2003, roughly flat as compared to the same period of the prior fiscal year. Actual spending decreased by $21,000 primarily due to lower costs for outside services at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $7,000 for the second quarter of fiscal 2004. Second quarter interest income was $6,000, a decrease of $68,000 from the second quarter of the prior fiscal year. The decrease was due to a lower rate of return on a lower cash balance held in the current fiscal year. Other income totaled $1,000 for the current quarter.

     Other income and expense netted to a net expense of $31,000 for the six months ended September 30, 2003. Interest income was $39,000, a decrease of $135,000 from the same period of the prior fiscal year. The decrease was due to a lower rate of return on a lower cash balance held in the current fiscal year. Other expenses, which totaled $70,000 for the six months ended September 30, 2003, consisted of $71,000 in realized foreign currency exchange losses and other income of $1,000.

     MINORITY INTEREST. During the quarter ended September 30, 2003, the startup development company that the Company has a 50 percent equity interest in realized a net loss of $45,000. Since the Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $22,000, was eliminated as a minority interest.

     For the six months ended September 30, 2003, the startup development company realized a net loss of $68,000. Upon consolidation, 50 percent of the loss, or $34,000, was eliminated as a minority interest.

     NET INCOME. For the reasons stated above, the Company's fiscal 2004 second quarter net income of $1,303,000 increased $100,000 or 8 percent over the second quarter net income in the prior fiscal year.

     For the reasons stated above, net income for the six months ended September 30, 2003 was $2,565,000, an increase of $357,000 or 16 percent over the same period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $4.05 million at September 30, 2003 as compared to $2.20 million at March 31, 2003.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                   SIX MONTHS ENDED
                                                  SEPTEMBER 30, 2003
                                                  ------------------
Net cash provided by operating activities. . . .     $ 2,518,000
Net sales of available-for-sale securities . . .       1,487,000
Purchases of property and equipment. . . . . . .      (2,189,000)
Net proceeds from exercise of stock options. . .         341,000
Purchase and retirement of common stock. . . . .        (336,000)

     The increase in cash and cash equivalents was due primarily to cash provided by operating activities ($2.52 million), the net sales of available-for-sale securities ($1.49 million), and net proceeds related to the exercise of stock options ($0.34 million). This increase was partially offset by the purchases of property and equipment ($2.19 million), and the purchase and retirement of common stock ($0.34 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.74 million. As of September 30, 2003, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of September 30, 2003, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 2003, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.13 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at September 30, 2003 include current liabilities of $3.97 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                SEPTEMBER 30,      MARCH 31,
                                                    2003             2003
                                                ------------     ------------
Accounts payable. . . . . . . . . . . . . . . .   $1,789,000       $2,184,000
Accrued payroll . . . . . . . . . . . . . . . .    1,361,000          931,000
Accrued warranty expense. . . . . . . . . . . .      416,000          365,000
Other accruals. . . . . . . . . . . . . . . . .      405,000          343,000
                                                ------------     ------------
Total current liabilities . . . . . . . . . . .   $3,971,000       $3,823,000
                                                ============     ============

     The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $11,000) per month through August 2004.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for which the Company received a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner of the startup development company for some of the products sold by the startup company. The Company has also extended a line of credit of $125,000 to the other 50 percent owner of the startup development company, which is secured by such owner's interest in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of September 30, 2003, the full credit line of $125,000 was outstanding and all interest payments are current.

     On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. During the quarter ended June 30, 2003, the Company completed the repurchase of 275,000 shares. The board of directors further authorized an additional 10,000 shares to be repurchased during the first quarter. This authorization was fulfilled as well. The Company does not currently have a share repurchase authorization. However, the Company may do additional repurchases in the future which will reduce the Company's liquidity.

     The Company is in the process of developing new products including a new generation of multipurpose room tables. In connection with this, the Company has constructed a new 63,000 square foot facility which will be used for the manufacturing of its next generation of multipurpose room tables. In addition, the Company is both purchasing and developing machinery and equipment to be used in this new process. As of September 30, 2003, the Company had invested approximately $4.5 million for the building and capital equipment. The Company anticipates additional capital expenditures of approximately $1.6 million over the next 3 to 6 months. The Company anticipates funding these capital expenditures using existing capital reserves as well as using cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.


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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions or cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to:

   - references to predicted declines in the institutional furniture and U.S. office furniture markets, and the Company's belief that weakness in furniture demand will continue;
   - statements that the Company is getting ready to launch its next generation table product that is stronger, lighter, more durable and more able to withstand outdoor use than its current table products;
   - statements that the Company believes that it has a production-ready process for its next generation table, and its belief that this table will largely replace its existing table as well as its belief that it may be able to capture additional market share;

   - statements about the use of the commercial development of a new technology and the Company's desire and ability to apply this technology to develop new products;
   - statements that the Company anticipates that its sales volumes during the third quarter of fiscal 2004 will be up to 5 percent higher as compared to the sales levels of the third quarter of fiscal 2003;
   - references to anticipated continued competitive pressure in multipurpose room table markets;
   - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment;
   - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months;
   - statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements;
   - statements related to anticipated capital expenditures; and
   - statements related to the Company's belief that it is not liable for certain alleged obligations of up to $1 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:
   - a continued downturn in domestic and international economies and business conditions specifically in the institutional furniture industry;
   - continued global tension and U.S. military actions related thereto and continued acts of terror and threats of terrorism;
   - increased competition in the Company's core businesses;
   - loss of important customer contracts through increased price-based and product quality competition especially in the Company's multipurpose room furniture segment;
   - limited management and key employee resources;
   - declines in sales volumes and profit margins in the Company's businesses;
   - lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and healthcare seating operations, higher materials and labor costs, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets;
   - management's inability for any reason to manage effectively the Company's operations;
   - the Company's inability for any reason to develop new products and expand successfully into new markets;

   - the Company's ability to effectively produce its next generation table products;
   - the Company's ability to effectively address all unresolved design challenges with respect to its next generation table products and launch such table products by the anticipated launch date;
   - the market's acceptance of products currently being developed by the Company including its next generation multipurpose room tables;
   - the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices;
   - import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith;
   - the Company's ability to maintain relatively low cost labor rates;
   - the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
   - increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason;
   - the Company's ability to refine and enhance the quality and productivity of its manufacturing process;
   - the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;
   - the Company's ability to retain and maintain relationships with key customers;
   - the Company's ability to raise capital, if needed;
   - the availability of insurance funding for the Company's healthcare seating products; and
   - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended September 30, 2003. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of September 30, 2003, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the reports the Company files or submits under the Exchange Act.


                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of the shareholders of MITY Enterprises, Inc. was held on August 19, 2003. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar, C. Lewis Wilson, and Hal B. Heaton were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                                      Shares         Shares         Shares
                                   Voted in Favor   Withheld       Not Voted
Gregory L. Wilson                    3,983,572        30,250        91,961
Ralph E. Crump                       3,996,047        17,775        91,961
Peter Najar                          3,998,297        15,525        91,961
C. Lewis Wilson                      3,989,164        24,658        91,961
Hal B. Heaton                        3,997,747        16,075        91,961


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:
                31.1 Certification of Bradley T Nielson, President and Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification of Paul R. Killpack, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification of Bradley T Nielson, President and Chief Executive Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification of Paul R. Killpack, Chief Financial Officer, pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

                On July 30, 2003 the Company filed a current report on Form 8-K announcing its financial results for the first fiscal quarter of fiscal year 2004.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: October 29, 2003                  /s/ Bradley T Nielson
                                        -----------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: October 29, 2003                  /s/ Paul R. Killpack
                                        -----------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)