Form 10-Q
period 2003-12-31
MITY ENTERPRISES INC
filed 2004-01-28
CIK 921030

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

           For the quarterly period ended December 31, 2003

                                      or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes        No   x

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     There were 4,199,061 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 26, 2004.

------------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                 DECEMBER 31,      MARCH 31,
                                                    2003             2003
ASSETS                                           -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $ 4,790,000      $ 2,203,000
  Available-for-sale securities. . . . . . . .     1,400,000        2,336,000
  Accounts receivable, less allowances of
    $347,000 at December 31, 2003 and
    $235,000 at March 31, 2003 . . . . . . . .     5,213,000        3,792,000
  Inventories. . . . . . . . . . . . . . . . .     2,262,000        1,368,000
  Tax receivable . . . . . . . . . . . . . . .       665,000        1,284,000
  Prepaid expenses and other current assets. .       536,000          274,000
  Deferred income taxes, current . . . . . . .       593,000          635,000
                                                 -----------      -----------
Total current assets . . . . . . . . . . . . .    15,459,000       11,892,000
Property and equipment, net. . . . . . . . . .    13,219,000       11,656,000
Deferred income taxes. . . . . . . . . . . . .       219,000          376,000
Goodwill . . . . . . . . . . . . . . . . . . .     1,148,000        1,010,000
Notes receivable, net. . . . . . . . . . . . .        85,000          204,000
Other intangible assets. . . . . . . . . . . .       264,000          264,000
                                                 -----------      -----------
Total assets . . . . . . . . . . . . . . . . .   $30,394,000      $25,402,000
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,624,000        2,184,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     2,438,000        1,639,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . . .     4,062,000        3,823,000
Minority interest. . . . . . . . . . . . . . .       132,000          125,000
                                                 -----------      -----------
Total liabilities. . . . . . . . . . . . . . .     4,194,000        3,948,000

Commitments and contingencies. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,196,022 at December 31,
      2003 and 4,115,181 at March 31, 2003 . .        42,000           41,000
    Additional paid-in capital . . . . . . . .    10,875,000        9,925,000
    Retained earnings. . . . . . . . . . . . .    14,826,000       11,376,000
    Accumulated other comprehensive income . .       457,000          112,000
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . . .    26,200,000       21,454,000
                                                 -----------      -----------
Total liabilities and stockholders' equity . .   $30,394,000      $25,402,000
                                                 ===========      ===========
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED DEC. 31,
                                                      2003           2002
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $10,976,000    $10,375,000
Cost of products sold . . . . . . . . . . . . . .    6,764,000      6,132,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,212,000      4,243,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,689,000      1,599,000
  General and administrative. . . . . . . . . . .      336,000        603,000
  Research and development. . . . . . . . . . . .      329,000        414,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,354,000      2,616,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    1,858,000      1,627,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       19,000         19,000
  Other . . . . . . . . . . . . . . . . . . . . .      (41,000)       (19,000)
                                                  ------------   ------------
Total other income (expense), net . . . . . . . .      (22,000)          --
                                                  ------------   ------------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    1,836,000      1,627,000
Provision for income taxes. . . . . . . . . . . .      649,000        623,000
                                                  ------------   ------------
Net income before minority interest . . . . . . .    1,187,000      1,004,000
Minority interest . . . . . . . . . . . . . . . .      (41,000)          --
                                                  ------------   ------------
Net income from continuing operations . . . . . .    1,146,000      1,004,000
Discontinued operations:
 Gain on disposal (net of applicable
    income taxes of $457,000) . . . . . . . . . .         --          745,000
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,146,000    $ 1,749,000
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.28    $      0.24
Basic earnings per share on disposal of
    discontinued operations . . . . . . . . . . .         --             0.18
                                                  ------------   ------------
Basic earnings per share. . . . . . . . . . . . .  $      0.28    $      0.42
                                                  ============   ============
Weighted average number of common shares - basic.    4,162,872      4,124,200
                                                  ============   ============
Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.26    $      0.23
Diluted earnings per share on disposal of
    discontinued operations . . . . . . . . . . .         --             0.18
                                                  ------------   ------------
Diluted earnings per share. . . . . . . . . . . .  $      0.26    $      0.41
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,410,412      4,318,312
                                                  ============   ============
         See accompanying notes to unaudited condensed consolidated financial statements.
                              MITY ENTERPRISES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2003           2002
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $33,610,000    $31,711,000
Cost of products sold . . . . . . . . . . . . . .   20,468,000     18,472,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .   13,142,000     13,239,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    4,801,000      4,726,000
  General and administrative. . . . . . . . . . .    1,356,000      2,317,000
  Research and development. . . . . . . . . . . .    1,000,000      1,106,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    7,157,000      8,149,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    5,985,000      5,090,000
Other income (expense):
  Interest income . . . . . . . . . . . . . . . .       58,000        193,000
  Other . . . . . . . . . . . . . . . . . . . . .     (111,000)       (29,000)
                                                  ------------   ------------
Total other income (expense), net . . . . . . . .      (53,000)       164,000
                                                  ------------   ------------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    5,932,000      5,254,000
Provision for income taxes. . . . . . . . . . . .    2,214,000      2,042,000
                                                  ------------   ------------
Net income before minority interest . . . . . . .    3,718,000      3,212,000
Minority interest . . . . . . . . . . . . . . . .       (7,000)          --
                                                  ------------   ------------
Net income from continuing operations . . . . . .    3,711,000      3,212,000
Discontinued operations:
 Gain on disposal (net of applicable
    income taxes of $457,000) . . . . . . . . . .         --          745,000
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 3,711,000    $ 3,957,000
                                                  ============   ============
Basic earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.90    $      0.69
Basic earnings per share on disposal of
    discontinued operations . . . . . . . . . . .         --             0.17
                                                  ------------   ------------
Basic earnings per share. . . . . . . . . . . . .  $      0.90    $      0.86
                                                  ============   ============
Weighted average number of common shares - basic.    4,136,339      4,626,849
                                                  ============   ============
Diluted earnings per share from continuing
    operations. . . . . . . . . . . . . . . . . .  $      0.86    $      0.66
Diluted earnings per share on disposal of
    discontinued operations . . . . . . . . . . .         --             0.16
                                                  ------------   ------------
Diluted earnings per share. . . . . . . . . . . .  $      0.86    $      0.82
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,337,433      4,845,623
                                                  ============   ============
         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2003           2002
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 3,711,000    $ 3,957,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Net gain from discontinued operations                 --         (745,000)
    Depreciation and amortization. . . . . . . .     1,205,000        871,000
    Deferred taxes . . . . . . . . . . . . . . .       201,000      2,177,000
    Net loss on disposal of equipment. . . . . .        21,000         26,000
    Tax benefit from exercise of stock options .       194,000         12,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .    (1,282,000)      (376,000)
      Inventories. . . . . . . . . . . . . . . .      (829,000)      (135,000)
      Prepaid expenses and other current assets.      (253,000)        64,000
      Tax receivable . . . . . . . . . . . . . .       626,000       (975,000)
      Accounts payable . . . . . . . . . . . . .      (600,000)      (180,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       768,000     (2,001,000)
                                                  ------------   ------------
Net cash provided by continuing operations . . .     3,762,000      2,695,000
Net cash provided by discontinued operations . .          --        2,902,000
                                                  ------------   ------------
Net cash provided by operating activities. . . .     3,762,000      5,597,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (1,813,000)    (2,283,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     2,750,000      5,073,000
Proceeds from sales of property & equipment. . .         1,000         14,000
Decrease in notes receivable . . . . . . . . . .        88,000        230,000
Investment in affiliate. . . . . . . . . . . . .          --          (82,000)
Purchases of property and equipment. . . . . . .    (2,735,000)    (4,629,000)
                                                  ------------   ------------
Net cash used in continuing operations . . . . .    (1,709,000)    (1,677,000)
Net cash provided by discontinued operations . .         --           250,000
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (1,709,000)    (1,427,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       833,000        244,000
Minority interest. . . . . . . . . . . . . . . .         7,000           --
Purchase and retirement of common stock. . . . .      (336,000)   (11,121,000)
                                                  ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .       504,000    (10,877,000)
                                                  ------------   ------------

Effect of exchange rate changes on cash. . . . .        30,000          3,000
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .     2,587,000     (6,704,000)
Cash and cash equivalents at beginning of period     2,203,000      8,926,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 4,790,000    $ 2,222,000

         See accompanying notes to unaudited condensed consolidated financial statements.



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Net cash paid during the period for income taxes . $ 1,110,000    $ 1,293,000




         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and nine months ended December 31, 2003 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2004.

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

                                                  THREE MONTHS ENDED DEC. 31,
                                                      2003           2002
                                                   ----------      ----------
Net income:
  As reported                                      $1,146,000      $1,749,000
  Pro forma                                         1,110,000       1,695,000

Earnings per share - basic:
  As reported                                           $0.28           $0.42
  Pro forma                                              0.27            0.41

Earnings per share - diluted:
  As reported                                           $0.26           $0.41
  Pro forma                                              0.25            0.39


                                                   NINE MONTHS ENDED DEC. 31,
                                                      2003           2002
                                                   ----------      ----------
Net income:
  As reported                                      $3,711,000      $3,957,000
  Pro forma                                         3,606,000       3,796,000

Earnings per share - basic:
  As reported                                           $0.90           $0.86
  Pro forma                                              0.87            0.82

Earnings per share - diluted:
  As reported                                           $0.86           $0.82
  Pro forma                                              0.83            0.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the nine months ended December 31, 2003 and 2002 respectively: expected volatility of 43 and 45 percent, risk free interest rates of 2.06 percent and 2.52 percent, and expected lives of three to four years. During the nine months ended December 31, 2003 and 2002 respectively, 26,300 and 10,600 options were granted. Under SFAS No. 123, the weighted average fair value per share of options issued during the nine months ended December 31, 2003 and 2002 was $4.74 and $4.63 respectively.


2.  INVENTORIES

     Inventories consisted of the following:

                                                DECEMBER 31,       MARCH 31,
                                                    2003             2003
                                                ------------     ------------
               Materials and supplies . . . .    $ 1,654,000      $   980,000
               Work-in-progress . . . . . . .        100,000          268,000
               Finished goods . . . . . . . .        508,000          120,000
                                                ------------     ------------
                                                 $ 2,262,000      $ 1,368,000
                                                ============     ============

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the nine months ended December 31, 2003, comprehensive income exceeded net income by $345,000, consisting of $343,000 in foreign currency translation gains and $2,000 in unrealized gains on available for sale securities. For the nine months ended December 31, 2002, comprehensive income exceeded net income by $42,000, consisting of $29,000 in foreign currency translation gains and $13,000 in unrealized gains on available for sale securities.


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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and nine months ended December 31, 2003 and 2002 is as follows:
                                              THREE MONTHS ENDED DECEMBER 31,
                                                  2003              2002
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $ 9,336,000       $ 9,055,000
  Healthcare seating . . . . . . . . . . . .     1,640,000         1,320,000
                                              ------------      ------------
                                               $10,976,000       $10,375,000
                                              ============      ============
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,519,000       $ 1,323,000
  Healthcare seating . . . . . . . . . . . .       339,000           304,000
                                              ------------      ------------
                                               $ 1,858,000       $ 1,627,000
                                              ============      ============
Depreciation expense:
  Multipurpose room furniture. . . . . . . .   $   392,000       $   277,000
  Healthcare seating . . . . . . . . . . . .        34,000            16,000
                                              ------------      ------------
                                               $   426,000       $   293,000
                                              ============      ============
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   503,000       $ 1,756,000
  Healthcare seating . . . . . . . . . . . .        43,000            20,000
                                              ------------      ------------
                                               $   546,000       $ 1,776,000
                                              ============      ============

                                               Nine months ended December 31,
                                                  2003              2002
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $29,166,000       $27,926,000
  Healthcare seating . . . . . . . . . . . .     4,444,000         3,785,000
                                              ------------      ------------
                                               $33,610,000       $31,711,000
                                              ============      ============
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 5,045,000       $ 4,232,000
  Healthcare seating . . . . . . . . . . . .       940,000           858,000
                                              ------------      ------------
                                               $ 5,985,000       $ 5,090,000
                                              ============      ============
Depreciation expense:
  Multipurpose room furniture. . . . . . . .   $ 1,110,000       $   815,000
  Healthcare seating . . . . . . . . . . . .        95,000            56,000
                                              ------------      ------------
                                               $ 1,205,000       $   871,000
                                              ============      ============
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 2,613,000       $ 4,550,000
  Healthcare seating . . . . . . . . . . . .       122,000            79,000
                                              ------------      ------------
                                               $ 2,735,000       $ 4,629,000
                                              ============      ============

                                                December 31,       March 31,
                                                    2003             2003
                                                ------------     ------------
Total assets:
  Multipurpose room furniture. . . . . . . .     $26,524,000      $22,364,000
  Healthcare seating . . . . . . . . . . . .       3,870,000        3,038,000
                                                ------------     ------------
                                                 $30,394,000      $25,402,000
                                                ============     ============

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and nine months ended December 31, 2003 and 2002, respectively.

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                   DECEMBER 31,             DECEMBER 31,
                                  2003       2002         2003        2002
                             ----------- -----------  ----------- -----------
Net income from continuing
 operations . . . . . . . . .$ 1,146,000 $ 1,004,000  $ 3,711,000 $ 3,212,000
Discontinued operations:
 Estimated gain on disposal .       --       745,000         --       745,000
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$ 1,146,000 $ 1,749,000  $ 3,711,000 $ 3,957,000
                             =========== ===========  =========== ===========
Basic:
 Weighted average number of
  common shares outstanding .  4,162,872   4,124,200    4,136,339   4,626,849
                             =========== ===========  =========== ===========
 Basic net income per share
  from continuing operations.     $ 0.28      $ 0.24       $ 0.90      $ 0.69
 Basic net gain per share on
  disposal of discontinued
  operations. . . . . . . . .        --         0.18          --         0.17
                             ----------- -----------  ----------- -----------
 Basic net income per share .     $ 0.28      $ 0.42       $ 0.90      $ 0.86
                             =========== ===========  =========== ===========
Diluted:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,162,872   4,124,200    4,136,339   4,626,849
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    247,540     194,112      201,094     218,774
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,410,412   4,318,312    4,337,433   4,845,623
                             =========== ===========  =========== ===========

 Diluted net income per share
  from continuing operations.     $ 0.26      $ 0.23       $ 0.86      $ 0.66
 Diluted net gain per share on
  disposal of discontinued
  operations. . . . . . . . .        --         0.18          --         0.16
                             ----------- -----------  ----------- -----------
 Diluted net income per share     $ 0.26      $ 0.41       $ 0.86      $ 0.82
                             =========== ===========  =========== ===========

6.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for which the Company received a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner of the startup development company for some of the products sold by the startup company. The Company has also extended a line of credit of $125,000 to the other 50 percent owner, which is secured by such owner's interest in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of December 31, 2003, the full credit line of $125,000 was outstanding.

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $150,000 for this note receivable. At December 31, 2003, the gross value of this note receivable was $257,000. At December 31, 2003, $56,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of December 31, 2003, the dealer was current on payments on this note receivable.


7.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.


8.  COMMITMENTS AND CONTINGENCIES

The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material affect on the consolidated financial statements.

The Company has certain alleged obligations of up to $2.3 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any.


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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as education and recreation, has negatively impacted the Company's historical sales growth rates in fiscal 2003 and 2002. Continued terror threats and military conflicts have also negatively impacted many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. Industry experts reported a decline in the U.S. office furniture market of 19 percent for calendar year 2002. Through November 2003, industry experts reported a 5 percent decline in shipments for calendar year 2003. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. The Company's multipurpose room operations for the quarter ended December 31, 2003 performed better than industry estimates as sales volumes increased 6 percent as compared to the prior year. Despite this increase, the Company anticipates that weakness in furniture demand will continue until overall business conditions improve.

     The Company is preparing to launch its next generation of multipurpose room table. During the past few years, the Company has been developing a table that is stronger, lighter, more durable and better able to withstand outdoor use than its current multipurpose room tables. The Company believes that it has developed a product that will meet most if not all of these criteria. During the quarter ended September 30, 2003, the Company shipped some initial prototype tables to one of its customers. Upon further consultation with this customer as well as further internal testing, the Company initiated some revisions in the design of the table requiring some rework of the initial design and manufacturing process. The Company has completed the redesign and is beginning to create a repeatable manufacturing process to produce these tables. The Company also has completed the construction of a new 63,000 square foot facility that is now being used to manufacture its new generation tables. During the quarter ended December 31, 2003, the Company began shipping a few tables to a customer, and anticipates moving forward with a general product launch in the next six to nine months. The Company currently believes that its next generation table will largely replace its existing table sales over a period of one to two years. The Company also believes that if all of the performance criteria are met that it may be able to capture additional market share.

     During the past few years, chair sales have begun to make up a larger portion of the multipurpose room operations sales. Although table sales still predominate the volume of this operation, most of the increases in sales can be attributed to increases in chair sales. During the first quarter of this fiscal year, the Company launched a new line of stacking chairs to complement its existing chair lines. The Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current line of chairs. However, there can be no assurance that the Company will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

     The Company has a 50 percent equity ownership interest in a separate startup development company (the "Startup Development Company") that is investigating the commercial development of a new technology related to the manufacturing process the Company is using for its next generation tables.
The Company believes that this technology may be used for the internal development and/or licensing of new products which may be outside of its current multipurpose room marketplace. Pending the launch of the Company's next generation table, the Company will continue to evaluate potential applications of this process to determine which new products, if any, would be best suited for the Company to start developing. There is no guarantee that the Company will be able to find other suitable applications for this technology.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the quarter ended December 31, 2003, the Company's healthcare seating operations have not been significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines.

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending March 31, 2004 will be up to 15 percent higher as compared to the prior year's fourth quarter. Despite these trends, the Company, for a variety of reasons including those described elsewhere herein, may not be successful in achieving this sales level in the fourth quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company's critical accounting policies include the allowance for doubtful accounts receivable, reserve for obsolete inventory, accruals for warranty expense, values for the discontinued operations, goodwill and other intangible assets, notes receivable, income taxes, and pension liability.

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

RESERVE FOR OBSOLETE INVETNORY: Inventories are stated at the lower of cost, on a first in, first out basis, or market. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover and ultimate product sales value.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from its acquisition of Broda Enterprises and the other intangible asset is intellectual property related to the Startup Development Company. During the quarter ended June 30, 2003, the Company reviewed the goodwill related to the Broda acquisition. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill or the intellectual property related to the Startup Development Company.

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

INVESTMENT IN AFFILIATE: The Company has an investment in the Startup Development Company of $132,000. The Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses in the income statement. For the quarter ended December 31, 2003, this entity realized a net loss of $65,000 of which 50 percent or $33,000 was eliminated as a minority interest. For the nine months ended December 31, 2003, this entity realized a net loss of $134,000 of which 50 percent or $67,000 was eliminated as a minority interest. Due to concerns about the ability of the other partner to fund these losses, the Company has decided to fully reserve this minority interest.

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

PENSION LIABILITY: The Company has certain alleged obligations of up to $2.3 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company is investigating this matter and does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any.


COMPARISON OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     NET SALES. The Company's third quarter fiscal 2004 net sales of $10,976,000 were up 6 percent as compared with the third quarter net sales in the prior fiscal year. For the quarter ended December 31, 2003, the increase reflects sales increases, as compared to the quarter ended December 31, 2002, of 24 percent in the Company's healthcare chair operations and 3 percent in the Company's multipurpose room operations. The Company's total international sales represented 15 percent of net sales for the quarter ended December 31, 2003 as compared to 11 percent in the third quarter of fiscal 2003. The Company attributes most of the increase in sales in the multipurpose room operations to a 21 percent increase in chair sales. This was partially offset by a 1 percent decline in table sales. The Company expects that its overall net sales will be up to 15 percent higher in the fourth quarter of fiscal 2004 as compared to the fourth quarter of fiscal 2003.

     For the nine months ended December 31, 2003, the Company's net sales of $33,610,000 represented an increase of 6 percent over the same period in the prior fiscal year. For the nine months ended December 31, 2003, the increase reflects sales increases, as compared to the nine months ended December 31, 2002, of 17 percent in the Company's healthcare chair operations and 4 percent in the Company's multipurpose room operations. The Company's total international sales represented 13 percent of net sales for the nine months ended December 31, 2003 as compared to 10 percent in the prior year's period. The 4 percent increase in the Company's multipurpose room operations is attributed to a 17 percent increase in chair sales and a 1 percent increase in table sales.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended December 31, 2003 decreased by 3 percentage points over the same quarter in the prior fiscal year to 38 percent. This decrease was due to higher overhead and labor costs associated with the startup of the manufacturing operation for the Company's next generation table and higher labor and overhead costs at the Company's healthcare seating operations. This decrease was partially offset by lower material costs at both the Company's multipurpose room operations and the Company's healthcare seating operations.

     Gross profit as a percentage of net sales in the nine months ended December 31, 2003 decreased by 3 percentage points over the same period in the prior fiscal year to 39 percent. This decrease was due to higher labor and overhead costs associated with the startup of the manufacturing operation for the Company's next generation table, and higher overhead costs at the healthcare seating operations. This decrease was partially offset by lower material costs at both the multipurpose room operations and the Company's healthcare seating operations.

     SELLING EXPENSES. Selling expenses were 15 percent of net sales in the third quarter of fiscal 2004 which was relatively flat as compared to the third quarter of the prior fiscal year. Actual expenses increased by $90,000. Multipurpose room furniture selling costs increased by $32,000 over the prior fiscal year. This increase resulted primarily from higher trade show and other marketing costs. Selling expenses at the healthcare seating operations increased by $58,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     Selling expenses were 14 percent of net sales for the nine months ended December 31, 2003, a decrease of 1 percentage point as compared to the comparable period in the prior fiscal year. Actual expenses increased by $75,000. Multipurpose room furniture selling costs decreased by $89,000 over the prior fiscal year. This decrease resulted primarily from lower costs for personnel and trade shows. Selling expenses at the healthcare seating operations increased by $164,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 3 percent of net sales for the third quarter of fiscal 2004 as compared to 6 percent for the third quarter of the prior fiscal year. Actual spending decreased by 44 percent or $267,000. The decrease was primarily due to the receipt of a settlement in a legal suit, the terms of which the Company is unable to disclose. The decrease was also due to a charge in the previous year of $52,000 to fully reserve the balance in a note receivable to a startup development company as well as lower professional fees and bad debt expense.

     General and administrative expenses were 4 percent of net sales for the nine months ended December 31, 2003 as compared to 7 percent for the same period of the prior fiscal year. Actual spending decreased by 41 percent or $961,000. The decrease was primarily due to a charge in the prior fiscal year of $735,000 that fully reserved the December 31, 2002 balance in a note receivable to a startup development company. The decrease was also due to the receipt of a settlement in a legal suit as well as lower professional fees.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the third quarter of fiscal 2004 as compared to 4 percent for the third quarter of the prior fiscal year. Actual spending decreased by $85,000 primarily due to lower costs for personnel, outside services and production supplies at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations.

     Research and development expenses were 3 percent of net sales for the nine months ended December 31, 2003, roughly flat as compared to the same period of the prior fiscal year. Actual spending decreased by $106,000 primarily due to lower costs for personnel, outside services and production supplies at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to a net expense of $22,000 for the third quarter of fiscal 2004 as compared to $0 for the third quarter of fiscal 2003. Third quarter interest income was $19,000, equal to the third quarter of the prior fiscal year. Other expenses totaled $41,000 for the current quarter and consisted of $20,000 in losses on asset disposal, $22,000 in realized foreign currency exchange losses, and $1,000 in other income.

     Other income and expense netted to a net expense of $53,000 for the nine months ended December 31, 2003 as compared to net income of $164,000 for the same period in the prior fiscal year. Interest income was $58,000, a decrease of $135,000 from the same period of the prior fiscal year. The decrease was due to a lower rate of return on a lower cash balance held in the current fiscal year. Other expenses, which totaled $111,000 for the nine months ended December 31, 2003, consisted of $93,000 in realized foreign currency exchange losses, $20,000 in losses on asset disposal and other income of $2,000.

     MINORITY INTEREST. During the quarter ended December 31, 2003, the Startup Development Company in which the Company has a 50 percent equity interest realized a net loss of $65,000. Since the Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $33,000, was eliminated as a minority interest. However, due to concerns that the Company has about the ability of the other partner to fund these losses, the Company has decided to fully reserve this minority interest, including the amounts recognized in previous quarters. Consequently, the net effect during the quarter was a net expense of $41,000.

     For the nine months ended December 31, 2003, the Startup Development Company realized a net loss of $134,000. Upon consolidation, 50 percent of the loss, or $67,000, was eliminated as a minority interest. However, due to concerns that the Company has about the ability of the other partner to fund these losses, the Company has decided to fully reserve this minority interest, including the amounts recognized in previous quarters. Consequently, the net effect during the period was a net expense of $7,000.

     NET INCOME FROM CONTINUING OPERATIONS. For the reasons stated above, the Company's fiscal 2004 third quarter net income from continuing operations of $1,146,000 increased $142,000 or 14 percent over the third quarter net income from continuing operations in the prior fiscal year.

     For the reasons stated above, net income from continuing operations for the nine months ended December 31, 2003 was $3,711,000, an increase of $499,000 or 16 percent over the same period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $4.79 million at December 31, 2003 as compared to $2.20 million at March 31, 2003.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                   NINE MONTHS ENDED
                                                   DECEMBER 31, 2003
                                                   -----------------
Net cash provided by operating activities. . . .     $ 3,762,000
Net sales of available-for-sale securities . . .         937,000
Purchases of property and equipment. . . . . . .      (2,735,000)
Net proceeds from exercise of stock options. . .         833,000
Purchase and retirement of common stock. . . . .        (336,000)

     The increase in cash and cash equivalents was due primarily to cash provided by operating activities ($3.76 million), the net sales of available-for-sale securities ($0.94 million), and net proceeds related to the exercise of stock options ($0.83 million). This increase was partially offset by the purchases of property and equipment ($2.74 million), and the purchase and retirement of common stock ($0.34 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.77 million. As of December 31, 2003, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of December 31, 2003, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 2003, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.50 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 2003 include current liabilities of $4.06 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                DECEMBER 31,       MARCH 31,
                                                    2003             2003
                                                ------------     ------------
Accounts payable. . . . . . . . . . . . . . . .   $1,624,000       $2,184,000
Accrued payroll . . . . . . . . . . . . . . . .    1,443,000          931,000
Accrued warranty expense. . . . . . . . . . . .      416,000          365,000
Other accruals. . . . . . . . . . . . . . . . .      579,000          343,000
                                                ------------     ------------
Total current liabilities . . . . . . . . . . .   $4,062,000       $3,823,000
                                                ============     ============

     The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $12,000) per month through August 2004.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology then expected to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This total technology investment of $132,000 was contributed to the Startup Development Company in exchange for a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner for some of the products that may be sold by the Startup Development Company. The Company has also extended a line of credit of $125,000 to the other 50 percent owner, which is secured by such owner's interest in the Startup Development Company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. As of December 31, 2003, the full credit line of $125,000 was outstanding.

     On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. During the quarter ended June 30, 2003, the Company completed the repurchase of 275,000 shares. The board of directors further authorized an additional 10,000 shares to be repurchased during the first quarter. This authorization was fulfilled as well. The Company does not currently have a share repurchase authorization. However, the Company may do additional repurchases in the future, which, if they occur, will reduce the Company's liquidity.

     In connection with the development and anticipated launch of the Company's next generation multipurpose room table, the Company has completed the construction of a new 63,000 square foot facility which is being used to manufacture the next generation tables. In addition, the Company is both purchasing and developing machinery and equipment to be used in this new process. As of December 31, 2003, the Company had invested approximately $4.9 million for the building and capital equipment. The Company anticipates additional capital expenditures of approximately $1.2 million over the next 3 to 6 months. The Company anticipates funding these capital expenditures using existing capital reserves as well as using cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.

     The Company has certain alleged obligations of up to $2.3 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company is investigating this matter and does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any. However, if the Company is obligated for any or all of this amount, it would reduce the Company's liquidity.


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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions or cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing relate to:

     - statements that the Company continues to pursue new product development and acquisitions of product lines or companies that would be complementary to the Company's businesses;

     - references to predicted declines in the institutional furniture and U.S. office furniture markets, and the Company's belief that weakness in furniture demand will continue;

     - statements that the Company is getting ready to generally launch in the next six to nine months its next generation table product that is stronger, lighter, more durable and more able to withstand outdoor use than its current table products;

     - statements that the Company believes that it has a repeatable production-ready process for its next generation table, and its belief that this table will largely replace its existing table over the next one to two years as well as its belief that it may be able to capture additional market share;

     - statements that the Company anticipates developing additional complementary chair lines and further penetrating its existing marketplace with its current line of chairs;

     - statements about the Company's belief that the Startup Development Company's technology may be used to develop and/or license the development of new products outside of the Company's current multipurpose room marketplace;

     - statements that the Company anticipates that its sales volumes during the fourth quarter of fiscal 2004 will be up to 15 percent higher as compared to the sales levels of the fourth quarter of fiscal 2003;

     - references to anticipated continued competitive pressure in multipurpose room table markets;

     - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment;

     - statements that management believes it is more likely than not that future earnings will be sufficient to recover deferred tax assets:

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

     - statements related to anticipated capital expenditures related to the Company's next generation table and the Company's ability to fund such expenditures; and

     - statements related to the Company's belief that it is not liable for certain alleged obligations of up to $2.3 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business.

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

     - the Company's ability to effectively produce and sell its next generation multipurpose room table products;

     - the Company's ability to effectively address any unanticipated design challenges with respect to its next generation table products and generally launch such table products by the anticipated launch date;

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

     - the risk that the Company may become liable for certain alleged obligations of up to $2.3 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business; and

     - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended December 31, 2003. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of December 31, 2003, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the most recent fiscal quarter covered by this report, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (b)  Reports on Form 8-K

                On October 29, 2003 the Company filed a current report on Form 8-K announcing its financial results for the second fiscal quarter of fiscal year 2004.

                On December 30, 2003 the Company filed a current report on Form 8-K announcing its reaching settlement in a patent infringement suit against Midwest Folding Products.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: January 28, 2004                  /s/ Bradley T Nielson
                                        ----------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: January 28, 2004                  /s/ Paul R. Killpack
                                        ----------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)