Form 10-K
period 2004-03-31
MITY ENTERPRISES INC
filed 2004-05-20
CIK 921030

-----------------------------------------------------------------------------
              United States Securities and Exchange Commission
                           Washington, D.C. 20549
                     -----------------------------------

                                   FORM 10-K
(Mark One)
      [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended March 31, 2004
                                       OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the transition period from         to

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

                              1301 West 400 North
                               Orem, Utah 84057
           (Address of principal executive offices, zip code)

     Registrant's telephone number, including area code:  (801) 224-0589
         ----------------------------------------------------------
      Securities registered pursuant to Section 12(b) of the Act:  None
         Securities registered pursuant to Section 12(g) of the Act:
                              TITLE OF CLASS
                      Common Stock, par value $.01
                  ------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes        No   x

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $33,362,000 (computed using the closing price of $12.85 per share of Common Stock on September 30, 2003 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 4,261,121 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 19, 2004.

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 5, 2004, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2004, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent the Company's expectations or beliefs concerning, among other things, future revenue, earnings and other financial results, new products, marketing, operations and manufacturing. The Company wishes to caution and advise readers that these statements involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of certain risks related to the Company's business see "Item 1. Business-Risk Factors That May Affect Future Results" beginning on page 6 and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Factors That May Affect Future Results of Operations" beginning on page 23.

Unless the context otherwise requires, references to the Company or MITY Enterprises are to MITY Enterprises, Inc. and its subsidiaries. Mity-Lite(R), MityTuff(R), MityStack(R), MityHost(TM), SwiftSet(R), Xpeditor(TM), Xtreme Edge(TM), Summit(TM) Lectern, MitySnap(TM), BRODA(TM), and Versipanel(TM) are trademarks or trade names of the Company.

                                  PART I

ITEM 1.  BUSINESS

BACKGROUND

MITY Enterprises, Inc. (the Company) designs, manufactures and markets premium quality, innovative institutional furniture created to meet the efficiency needs of its customers. The Company's product lines include multipurpose room furniture and healthcare seating. Its line of multipurpose room furniture is sold both domestically and internationally in educational, recreational, hotel and hospitality, government, office, healthcare, church and other public assembly markets. Its healthcare seating is sold mainly in Canada and the U.S. in the long-term healthcare market.

INSTITUTIONAL FURNITURE PRODUCTS

MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, portable partitions and other related products used in multipurpose rooms.

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

During the past year, the Company began manufacturing its next generation folding leg table. These tables are lighter weight, have greater edge impact, and are more suitable for outdoor use than our prior generation table. The design includes more leg room, a surface finish that is both stain resistant and easier to write on, and new designer colors and legs. Currently, these tables are only being produced on a limited basis for certain customers, but the Company believes that during the next year, it will launch this product to a broader segment of its customer base.

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

Other multipurpose room products. The Company markets the Summit lectern, a line of lightweight, durable lecterns. The lecterns are made of high quality polyethylene and can withstand abusive environments. The Company offers these lecterns in a variety of colors, with custom inserts that allow customers to match decor. On April 1, 2004, the Company acquired the assets of Versipanel LLC, a marketer of a variety of portable partitions. The Company has added this line of partitions to its product offering. This product line includes room dividers, portable partitions, moveable walls and acoustic panels. In addition to lightweight, durable tables, chairs, lecterns, and partitions, the Company manufactures and/or markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

HEALTHCARE SEATING. Through its wholly owned subsidiary, Broda Enterprises, Inc. (Broda), the Company designs, manufactures and markets healthcare seating and accessories used in long-term healthcare facilities located primarily in the United States and Canada. The Company also markets its healthcare seating products through distributors in Germany and Australia. Broda has developed and manufactures a line of premium wheeled and stationary specialty chairs. Most chair models come in two standard seat widths and six standard colors. The Company also manufactures chairs with custom seat widths, seat depths, and seat heights to accommodate special needs of residents including bariatric sizes. Heavy gauge steel tube chair frames and large wheels and casters allow for greater weight capacity and maneuverability. In addition, a powder coated finish provides a scratch-resistant surface. Broda's high end seating products offer a combination of features that differentiate them from the competition. Broda chairs have been tested for interface pressures and stability that, combined with their rigid and durable design, make Broda chairs suitable seating for long-term care residents including those with Huntington's Chorea Disease, Alzheimer's or Acquired Brain Injury. In addition, nursing home residents susceptible to skin breakdown, suffering from loss of upper body strength, or with other conditions that might otherwise restrict them to bed or place them at risk of self injury or falls, can be safely and comfortably seated in a Broda chair.

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

SALES AND MARKETING

MULTIPURPOSE ROOM FURNITURE. The Company primarily markets its multipurpose room products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, healthcare, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 54 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a salary or commission basis and may qualify for other incentive bonuses based on individual, sales team and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and all aspects of the sales cycle.

The Company typically markets its products by first identifying customers through internal market research, referrals, trade shows, customer networking and test marketing. Once a market has been identified, the Company's sales and marketing staff will attempt to generate leads for prospective purchasers in such markets by attending trade shows, performing mass mailings and using lead-oriented advertising. The Company uses a proprietary, computer-based sales management system to qualify, track and manage sales leads for prospective and existing customers and to compile customer feedback. While each sales and customer service employee maintains some in-person contact with such employee's assigned customers, most of the Company's sales efforts are pursued using the telephone, fax machine, e-mail, internet, videotapes and mail services.

The Company's plastic table and lectern products are sold with a twelve-year pro-rata warranty covering materials and workmanship. The MityTuff is sold with a seven-year warranty covering materials and workmanship. The MityStack and SwiftSet are sold with a ten-year warranty covering materials and workmanship. The MityHost is sold with a ten-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery. The new Versipanel partitions are sold with a one-year warranty covering materials and workmanship.

HEALTHCARE SEATING. The Company markets its healthcare seating products to end users and care givers in healthcare markets through its own sales representatives and independent manufacturer's representatives, distributors and retailers of durable medical equipment. The Company currently employs 25 full-time sales and customer service employees and 14 independent manufacturing representatives and distributors in its healthcare seating operations. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to healthcare professionals. The Company has a sampling program and provides many prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three-year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.

INTERNATIONAL SALES

Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its products in Canada, South America, Europe, Asia, Middle East and Australia. For the fiscal years ended March 31, 2002, 2003, and 2004, the Company's international sales accounted for 12.6 percent, 11.1 percent and 13.4 percent of the Company's total sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Australia, Mexico, United Kingdom, France, Spain, and the United Arab Emirates. Approximately 32 percent of healthcare seating sales are in Canada with all but 5 percent of the remaining sales are in the United States.

MANUFACTURING AND MATERIALS

MULTIPURPOSE ROOM FURNITURE. The Company's manufacturing process for its current generation plastic table products consists principally of bonding a thermoformed ABS plastic shell to a wood core frame. The procedure for its next generation plastic table products involves a proprietary rotational molding process. Metal legs, which are manufactured and painted in-house, and edge trim are then attached to the table to complete the process. Since its inception, the Company has implemented a number of changes to its manufacturing process and product design which have resulted in increased production volumes, improved production quality and increased on-time shipping performance. The Company has designed and manufactured certain proprietary equipment used in its manufacturing process. The Company believes that its manufacturing innovations give it a competitive advantage, allowing the Company to reduce production costs and increase productivity. The Company's typical order to delivery lead time is between three and five weeks.

The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions for the MityHost chair, injection molding the seat and back for the SwiftSet chair, and final assembly of the components. The MityTuff and MityStack chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. The MityHost stacking chair, SwiftSet folding chair, and SwiftSet stacking chair are manufactured in-house at the Company's facility in Orem, Utah. The Company's manufacturing process for its lectern products consists primarily of assembling electronic components, attaching the laminated insert to the shell, and final assembly of the components. The manufacturing process for the Company's portable partitions involves principally cutting and forming an internal foamed structure, laminating an acoustical fabric onto the structure and attaching additional hardware components.

HEALTHCARE SEATING. The Company's manufacturing process for its healthcare seating products includes such metal fabricating processes as welding, bending, punching, drilling and painting. The Company also performs cut and sew operations to produce its chair cushions and accessories. Metal components are typically powder coated or painted for corrosion protection. Components purchased for assembly into chairs includes casters, gas springs, cables, vinyl fabric, strapping, and plastic parts.

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

Management believes that customers purchase the Company's multipurpose room chair products primarily because of product performance, reputation, warranty service and convenience. The market for institutional chairs is highly competitive and fragmented. The Company believes that its SwiftSet folding chair and stacking chair lines have technological and performance advantages over its competitors. Although the Company's other chair lines do not offer the same advances as the Company's table and SwiftSet chair products, the Company believes they do have distinct selling features. Among the Company's primary competitors in the multipurpose chair market are Falcon Products, Inc., Virco Manufacturing Corporation, Artco-Bell Corporation, Globe Business Furniture, Shelby Williams Industries, Inc., MTS Seating, Krueger International, Inc., Clarin, a division of Greenwich Industries, Meco Corporation, Gasser Chair Company, Inc., Bertolini, Inc., and Church Chair Industries, Inc. Management believes that the primary competitors for its new portable partition product include ScreenFlex, SICO, Bertolini, Inc., Panelfold, Inc., Curtition, Inc., Hufcor, Inc., Modernfold, Inc., and Clone Office Cubicles.

HEALTHCARE SEATING. Management believes that customers purchase the Company's healthcare seating products primarily because of product performance, reputation and service, not price. The Company's average healthcare chair price is generally higher than the average price of competing chairs. The Company's chairs generally offer significantly greater performance in terms of function and durability and for these reasons are chosen over lower cost competitors' products. Among the Company's primary competitors in the healthcare seating market are Invacare Corp., L.P.A. Medical Inc., Graham-Field Inc., Maple Leaf Wheelchair Manufacturing Inc., Sunrise Medical Inc., Hillenbrand Industries Inc., Winco Inc., Dolomite, Homecrest Industries Incorporated, and Future Mobility.

INTELLECTUAL PROPERTY

The Company has been granted two utility patents relating to the construction of its table tops. A design patent and six utility patents have been granted on the SwiftSet chair. A utility patent has been granted on a flex mechanism for the Host chair. The Company has chosen not to apply for international patent protection for any of these concepts. The Company does not believe this will have a material adverse effect on the Company. The Company has recently applied for three utility patents related to its next generation table and one utility patent related to its SwiftSet Stacking chair. The Company also has several trademarks and trade names as referenced on the page preceding page 1 of this report.

Utility patents relating to the function of its newest most functional healthcare chair model have been granted to the Company in the United States and Canada. A utility patent on its flipdown footrest has been granted in the United States and is pending in Canada. The Company does have international patents pending on healthcare chairs in Canada, Japan, Germany, the United Kingdom, and France. The Company has been granted design patents on its geriatric accessory tray, healthcare chair back, flipdown footrest, and healthcare chair for Canada and the United States. The stylized word "BRODA" has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's "Comfort Tension Seating" has been trademarked in Canada and the U.S. The "Pedal Chair" trademark has been granted in the U.S. and Canada.

The Company believes that aspects of its manufacturing processes are trade secrets of the Company. The Company relies on trade secret law and nondisclosure agreements to protect its trade secrets. The Company believes that its patents and trade secrets provide it with competitive advantages.

GOVERNMENT REGULATION

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

EMPLOYEES

As of March 31, 2004, the Company had approximately 351 full-time and 9 part-time employees. No employees have union representation. The Company believes that its relationship with its employees is good.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATIONS

PRODUCT LINE EXPANSION STRATEGIES; ENTRY INTO NEW MARKETS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary institutional furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. Developing viable new products requires capital and takes time. The Company may not be able to develop new products at a speed or cost that allow us to timely capitalize on market opportunities or counter competition. Over the past few years, the Company has been developing a new generation multipurpose room table and has invested substantial capital resources in this development. The Company believes that it will be successful in launching this product, but cannot guarantee that it will be successful or that it will not incur additional costs to launch this or other products.

DOWN-TURN IN FURNITURE INDUSTRY. Beginning in fiscal 2002, and continuing through fiscal 2004, the Company faced one of the most significant down-turns ever in the global furniture industry. Industry analysts reported declines in the U.S. office furniture market of 18% for calendar year 2001, 19% in 2002, and 4% in 2003. These years constitute an unprecedented three consecutive year decline in an industry that only had three down years between 1971 and 2000. Companies throughout the world have reduced their spending across many capital goods categories, including furniture. Revenue and order rates across the industry fell throughout calendar 2001, 2002, and 2003 as customers delayed and canceled orders. Demand for furniture products continued to soften as corporate profits remained under pressure during recent years. Demand for the Company's products was also adversely impacted by declines after September 11, 2001 in the hospitality and recreational markets. Terror threats, war, economic uncertainty, and related uncertainties contributed to the downturn. However, the near term outlook for the institutional furniture industry seems to be improving. It appears that the bottom of the market has been reached. During the last part of 2003 and so far in 2004 industry sales and order rates began to stabilize and grow slightly. Also, industry analysts are predicting increases in calendar year 2004 of approximately 4%. Although the outlook seems to be improving, if conditions do not improve, or begin to decline again, the Company would be negatively impacted.

INFLATION AND INCREASING RAW MATERIAL COSTS. During the fourth quarter of the fiscal year ended March 31, 2004, the Company experienced rapidly increasing costs in some of its raw materials, particularly steel. In response to the increase, the Company has implemented a price increase on most of its product lines. The Company cannot predict whether it will be able to achieve the implemented price increase or what effects the price increase might have on sales volumes. Sales could decline. Although the Company is unable to predict whether the price of its raw materials will continue to increase, further increases would erode the Company's gross margin without additional price increases for the Company's products.

COMPETITION. The Company is facing increased competition because of innovations in competitors' products and lower pricing brought on by the general down-turn in the furniture industry. More of the Company's competitors have begun introducing products that directly compete with the products offered by the Company including competitors who are manufacturing their products offshore at a lower cost. The Company's products are generally more expensive than products sold by the Company's competitors in the same markets. The Company believes that competition for its products is generally based on product quality and characteristics, service and price. Unless the Company adapts and responds to these competitive threats, the Company will face margin pressure from low cost producers. Only certain elements of the Company's products are patented so unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance products at prices competitive in the markets served by the Company. Although the Company is developing new products, including a new generation of multipurpose room tables, it is uncertain at this time what the marketplace acceptance will be for this product. Also, the Company believes that it has developed proprietary technology and techniques for producing its new generation of tables. Although the Company has taken steps to safeguard this intellectual property, it cannot ensure that competitors will not be able to duplicate this process.

POTENTIAL DECREASE IN DEMAND FOR HEALTHCARE SEATING PRODUCTS. During fiscal 2004, our Broda operations continued to become a more significant part of our consolidated results of operations and contributed significantly to our net income. Sales of our healthcare seating products may decline if insurance funding for the purchase of such products is limited or eliminated or if regulatory changes occur that adversely affect the funding or demand for such products. In addition, the Company may be unable to expand its geographic markets for healthcare seating products.

RECENT ACQUISITION. On April 1, 2004, the Company announced the acquisition of the assets of Versipanel LLC, a manufacturer of portable partitions. The Company believes that this product will allow it to expand its product line and better penetrate the institutional furniture market. However, there can be no assurance made that the Company will be successful in integrating this product line into its existing product offering, or that the planned objectives of the Company with respect to these new products will be achieved.

LOSS OF KEY CUSTOMERS. The loss of any key customers of the Company would decrease the Company's revenue. Given the current environment in the furniture industry, the Company cannot assure that it would be able to replace such revenue or reduce its costs and therefore, the Company's profitability would be adversely impacted.

RAW MATERIAL SOURCES. Both the plastic used in the Company's products and the tubing used in its table legs and chairs are manufactured according to Company specifications. Portions of the Company's multipurpose room operations operate without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that necessary materials are generally available from alternate suppliers. However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations.

STARTUP DEVELOPMENT COMPANY. The Company has a 50 percent equity ownership interest in a separate startup development company that is investigating the commercial development of a new technology related to the manufacturing process the Company is using for its next generation tables. There is no guarantee that the Company will be able to find other suitable applications for this technology or that this entity will be successful in achieving its objectives.

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


AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, will be made available, free of charge, at the Company's internet website at www.mityenterprises.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and multipurpose room furniture manufacturing facilities are located in Orem, Utah (approximately 40 miles south of Salt Lake City). The Company's headquarters and multipurpose room table and cart manufacturing facility consists of approximately 71,000 square feet of manufacturing, office, research and development and storage space located on approximately four acres of land. In addition, the Company owns approximately nine acres of land across the street from its corporate headquarters. On a portion of this property, the Company has built a 79,000 square foot office and manufacturing facility to house its sales force and multipurpose room chair operations. During the fiscal year ended March 31, 2004, the Company completed the construction of a new 63,000 square foot facility which is being used for the manufacturing of its next generation of multipurpose room tables. The Company estimates this property includes enough real estate to build approximately an additional 140,000 square feet of facility to support the future growth of the Company. The Company also owns an adjacent 2,400 square foot building that sits on approximately one acre of land. The Company believes that by adding additional equipment and production shifts, its existing facilities will serve its current product lines for the next year. However, if the operation adds additional product lines and/or significantly modifies its existing products lines, additional facilities may need to be constructed on the Company's existing land.

The Company's healthcare seating manufacturing facilities are located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consist of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. The facilities and related real estate are leased under an agreement for a two-year term expiring in August 2004. The base monthly lease payment is approximately $12,000. Broda pays all maintenance costs, taxes and insurance. The Company believes that these facilities will serve its healthcare seating manufacturing needs for the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to
be adequate.   The Company also has certain alleged obligations of up to $2.3 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business in fiscal 2002. The Company does not believe that it is liable for these amounts and plans to vigorously defend its positions. At this time, the Company is unable to determine what its liability will be. There are no material pending legal proceedings against the Company, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq National Market System under the symbol "MITY". The Company's common stock first began trading on April 29, 1994. The following table outlines the Company's quarterly stock price performance during the last two years.


                                              High             Low
                                             ------           ------
Fiscal Year Ended March 31, 2004:

  First Quarter . . . . . . . . . . . . . .  $12.15           $10.12

  Second Quarter. . . . . . . . . . . . . .   13.00            10.90

  Third Quarter . . . . . . . . . . . . . .   19.58            12.89

  Fourth Quarter. . . . . . . . . . . . . .   19.19            16.05


Fiscal Year Ended March 31, 2003:

  First Quarter . . . . . . . . . . . . . .  $13.05           $10.55

  Second Quarter. . . . . . . . . . . . . .   12.50            10.02

  Third Quarter . . . . . . . . . . . . . .   14.25             9.90

  Fourth Quarter. . . . . . . . . . . . . .   12.76             9.60


There were 132 security holders of record as of May 19, 2004. In addition, management estimates that there were approximately 1,900 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and does not currently anticipate paying dividends.

The following table presents information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at March 31, 2004:

                            Number of      Weighted-      Number of securities
                            securities     average        remaining available
                            to be          exercise       for future issuance
                            issued upon    price of       under equity compen-
                            exercise of    outstanding    sation plans (exclu-
                            outstanding    options,       ding securities
                            options,       warrants       reflected in column
                            and rights     and rights     (a))
                            ----------     -----------    ---------------

                                (a)            (b)                (c)

Equity compensation plans
approved by security holders   563,362        $10.70             47,261

Equity compensation plans not
approved by security holders       --            --                 --
                              --------       -------            -------
Total                          563,362        $10.70             47,261
                              ========       =======            =======

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included in this Form 10-K. The statement of income data set forth below with respect to the fiscal years ended March 31, 2004, 2003 and 2002 and the balance sheet data at March 31, 2004 and 2003 are derived from, and should be read in conjunction with the audited Financial Statements included in this Form 10-K. The statement of income data set forth below with respect to the fiscal year ended March 31, 2001 and 2000 and the balance sheet data at March 31, 2002, 2001 and 2000 are derived from audited financial statements not included in this Form 10-K.

STATEMENT OF INCOME DATA

Year Ended March 31,             2004      2003      2002      2001      2000
                               -------   -------   -------   -------   -------
                                   (in thousands, except per share data)
Net sales                      $44,348   $40,210   $40,094   $42,203   $37,395
Cost of products sold           27,175    23,702    23,738    25,504    22,286
                               -------   -------   -------   -------   -------
Gross profit                    17,173    16,508    16,356    16,699    15,109
Expenses:
 Selling                         6,452     6,172     6,363     6,595     5,547
 General and administrative      1,787     2,504     2,028     1,960     1,781
 Research and development        1,393     1,541     1,158       874       799
                               -------   -------   -------   -------   -------
Income from continuing
 operations                      7,541     6,291     6,807     7,270     6,982
Interest and other, net           (101)      132       368       117       231
                               -------   -------   -------   -------   -------
Income before provision for
 income taxes                    7,440     6,423     7,175     7,387     7,213
Provision for income taxes       2,766     2,367     2,772     2,836     2,667
                               -------   -------   -------   -------   -------
Net income from continuing
 operations before minority
 interest                        4,674     4,056     4,403     4,551     4,546
Minority interest                   79         7         -         -         -
                               -------   -------   -------   -------   -------
Net income from continuing
 operations                      4,753     4,063     4,403     4,551     4,546
Earnings (loss) from
 discontinued operations,
 net of applicable income tax        -         -      (271)   (4,547)      154
Estimated gain (loss) on
 disposal, net of applicable
 income tax                          -       745    (3,256)        -         -
                               -------   -------   -------   -------   -------
Net income                      $4,753   $ 4,808   $   876    $    4    $4,700
                               =======   =======   =======   =======   =======

Basic earnings per share from
 continuing operations           $1.14     $0.90     $0.86     $0.90     $0.95
Basic earnings (loss) per share
 from discontinued operations        -         -     (0.05)    (0.90)     0.03
Basic gain (loss) per share on
 disposal of discontinued
 operations                          -      0.17     (0.64)        -         -
                               -------   -------   -------   -------   -------
Basic earnings per share         $1.14     $1.07     $0.17     $0.00     $0.98
                               =======   =======   =======   =======   =======
Weighted average common
 shares outstanding - basic  4,157,081 4,501,342 5,071,125 5,076,456 4,812,610
                             ========= ========= ========= ========= =========

Diluted earnings per share
 from continuing operations      $1.09     $0.86     $0.85     $0.87     $0.89
Diluted earnings (loss) per
 share from discontinued
 operations                          -         -     (0.05)    (0.87)     0.03
Diluted gain (loss) per share
 on disposal of discontinued
 operations                          -      0.16     (0.63)        -         -
                               -------   -------   -------   -------   -------
Diluted earnings per share       $1.09     $1.02     $0.17     $0.00     $0.92
                               =======   =======   =======   =======   =======
Weighted average common and
 common equivalent shares
 outstanding - diluted       4,364,683 4,711,420 5,208,924 5,216,604 5,120,247
                             ========= ========= ========= ========= =========


BALANCE SHEET DATA

March 31,                        2004      2003      2002      2001      2000
                               -------   -------   -------   -------   -------
                                               (in thousands)

Working capital               $ 13,060   $ 8,069   $18,365   $16,300   $13,574

Total assets                    31,956    25,402    33,369    32,287    29,432

Stockholders' equity            27,799    21,454    27,319    27,469    24,385



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

MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture line consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, portable partitions, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the Company's multipurpose room product line. The current and future growth of the Company's multipurpose room furniture operations is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture and its ability to profitably increase its market penetration into existing and new markets.

MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as education and recreation, negatively impacted the Company's historical sales growth rates in fiscal 2003 and 2002. Continued terror threats and military conflicts have also negatively impacted many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. Industry analysts reported a decline in the U.S. office furniture market of 19 percent for calendar year 2002 and over 4 percent for calendar year 2003. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. The Company's multipurpose room operations for the year ended March 31, 2004 performed better than the industry as sales volumes increased 9 percent as compared to the prior year. This increase was particularly strong in the fourth quarter with sales volumes increasing by 24 percent as compared to the fourth quarter of the prior fiscal year. For the current calendar year, industry analysts recently revised their estimates of growth in the U.S. office furniture upward from 2 percent to 6 percent, with the first quarter flat and improving as the year progresses. The Company is encouraged by these forecasts as well as the strengthening of the economy in general, and is cautiously optimistic that the industry will begin to rebound and that the Company's multipurpose room sales volumes will likewise continue to grow.

The Company is preparing to launch its next generation of multipurpose room tables. During the past few years, the Company has been developing a table that is stronger, lighter, more durable and better able to withstand outdoor use than its current multipurpose room tables. The Company believes that it has developed a product that will meet most if not all of these requirements. During the quarter ended September 30, 2003, the Company shipped some initial prototype tables to one of its customers. Upon further consultation with this customer as well as further internal testing, the Company initiated some revisions in the design of the table requiring some rework of the initial design and manufacturing process. The Company has completed the redesign and is beginning to create a repeatable manufacturing process to produce these tables. The Company also has completed the construction of a 63,000 square foot facility that is now being used to manufacture its new generation tables. The Company has started regular table shipments to certain customers, and anticipates moving forward with a general product launch in the next six to nine months. The Company currently believes that its next generation table will largely replace its existing table sales over a period of one to two years. The Company also believes that if all of the performance criteria are met that it may be able to capture additional market share.

During the past few years, chair sales have begun to make up a larger portion of the sales of the Company's multipurpose room operations. Although table sales still predominate the volume of this operation, most of the increases in sales can be attributed to increases in chair sales. During the first quarter of fiscal 2005, the Company launched a new line of stacking chairs to complement its existing chair lines. The Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current line of chairs. However, the Company cannot guarantee that it will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

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

On April 1, 2004, the Company purchased the assets of Versipanel LLC, a privately-owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona. For the year ended December 31, 2003, Versipanel generated sales of approximately $1.5 million. The Company plans to sell the Versipanel products through its existing sales system to current customers. The Company believes that this product will allow it to expand its product line and better penetrate the institutional furniture market.

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

HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. During the year ended March 31, 2004, the Company's healthcare seating operations have not been significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. market and other foreign markets as well as its ability to successfully introduce new product lines.

GENERAL NEAR-TERM OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending June 30, 2004 will be up to 10 percent higher as compared to the prior year's first quarter.
Despite these expectations, the Company, for a variety of reasons including those described in "Risk Factors That May Affect Future Operations", may not be successful in achieving this sales level in the first quarter.

DISCONTINUED OPERATIONS.   In November 2002, the Company completed its plan
for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). This plan was originally approved by the Company's Board of Directors on June 2001. Since that time and in accordance with Accounting Principles Board (APB)
Opinion No. 30, Reporting the Results of Operations   Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, the Company treated the DO Group and CenterCore segment of its operations as a discontinued operation.
At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax was determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company recognized a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place in September and October 2001. The final transaction occurred in November 2002.

In September 2001, the Company completed the sale of its JG auditorium seating line, a product line of DO Group. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

In October 2001, the Company completed the sale of its Domore seating line, a product line of DO Group. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, bore interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note was due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company established a reserve for the entire notes receivable balance and any accrued interest receivable. As of March 31, 2003, the buyer had paid off the first note and is current on the second note.

In November 2002, the Company completed the sale of its specialty office systems line. The Company sold inventory, property, plant, tooling, machinery, equipment, and intellectual property related to the systems line for a net $250,000 in cash. The Company retained existing accounts receivable, deferred tax assets and certain liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company which require management to make judgments and assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, values for the discontinued operations, goodwill and other intangible assets, notes receivable, income taxes, pension liability and wage dispute, and revenue recognition.

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

ACCRUALS FOR WARRANTY EXPENSE: The Company's warranty service costs for fiscal years ended March 31, 2004, 2003, and 2002 totaled 1.4 percent of net sales or $619,000, 1.0 percent of net sales or $417,000 and 1.4 percent of net sales or $525,000, respectively. The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates.

VALUES FOR THE DISCONTINUED OPERATIONS: On November 8, 2002, the Company completed its plan for exiting and selling the assets of the specialty office seating and systems segment of its business. This plan was originally approved by the Company's Board of Directors on June 29, 2001. During the quarter ended June 30, 2001, the Company developed and approved a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. Since that time and in accordance with APB 30, the Company has treated the DO Group and CenterCore segment of its operations as a discontinued operation. At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax has been determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company recognized a gain, net of tax, of $745,000, in the period ended December 31, 2002. The Company did retain certain assets and liabilities of the segment after completion of the sales plan. Considerable judgment was used to estimate the value of these assets and liabilities based on many factors including the net expected realizable value of the remaining accounts receivable, the realization of tax benefits, and potential remaining expenses.

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from the Broda acquisition and the other intangible asset is intellectual property related to the startup development company in which the Company has invested. This review is performed by calculating the present value of estimated future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value.
No impairment charges have been recorded related to the Broda goodwill or the intellectual property related to the startup development company.

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

INVESTMENT IN AFFILIATE: The Company has an investment in the startup development company of $132,000. The Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent share in the net profits or losses in the income statement. For the year ended March 31, 2004, a net loss of $249,000 was realized by this entity of which 50 percent or $125,000 was allocated to the minority interest.

INCOME TAXES: The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

PENSION LIABILITY AND WAGE DISPUTE: The Company has certain alleged obligations of up to $2.3 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for these amounts and plans to vigorously defend its positions. At this time, the Company is unable to determine what its liability will be.

REVENUE RECOGNITION: The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as revised by SAB No. 104. Sales are recorded when title passes and collectability is reasonably assured under its various shipping terms. Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer based on the terms of the sale agreement. Discounts directly related to the sale are recorded as a reduction to net sales.


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", ("FIN No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The adoption of this standard did not significantly impact the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46, as amended, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact our consolidated financial statements.

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

Year Ended March 31,             2004      2003      2002      2001      2000
                               -------   -------   -------   -------   -------
  Net sales                     100.0%    100.0%    100.0%    100.0%    100.0%
  Cost of products sold          61.3      58.9      59.2      60.4      59.6
                               -------   -------   -------   -------   -------
  Gross profit                   38.7      41.1      40.8      39.6      40.4
  Operating expenses:
    Selling                      14.5      15.4      15.8      15.6      14.8
    General and administrative    4.0       6.3       5.1       4.7       4.8
    Research and development      3.2       3.8       2.9       2.1       2.1
                               -------   -------   -------   -------   -------
  Income from continuing
   operations                    17.0      15.6      17.0      17.2      18.7
  Interest and other, net        (0.2)      0.4       0.9       0.3       0.6
                               -------   -------   -------   -------   -------
  Income before tax              16.8      16.0      17.9      17.5      19.3
  Provision for income taxes      6.1       5.9       6.9       6.7       7.1
                               -------   -------   -------   -------   -------
  Net income from continuing
   operations                    10.7%     10.1%     11.0%     10.8%     12.2%
                               =======   =======   =======   =======   =======


COMPARISON OF FISCAL YEARS 2004, 2003 AND 2002

NET SALES

The Company's fiscal 2004 net sales of $44.3 million were up 10 percent or $4.1 million as compared to net sales in fiscal 2003. The increase in sales in the current year resulted primarily from increased sales in both the Company's healthcare seating segment and the Company's multipurpose room furniture segment. For fiscal 2004, the multipurpose room furniture segment experienced a sales increase of almost 9 percent and the healthcare seating segment experienced sales growth of over 22 percent. Within the multipurpose room furniture segment, chair sales accounted for most of the increase, as sales of this product line were 28 percent higher than the prior year. Table sales also increased by 3 percent. International sales for all product lines represented 13 percent and 11 percent of net sales for fiscal 2004 and 2003, respectively.

The Company's fiscal 2003 net sales of $40.2 million were up $116,000 as compared to net sales in fiscal 2002. The small increase in sales in fiscal 2003 resulted primarily from increased sales in the Company's healthcare seating segment as well as the Company's multipurpose room chair markets.
This increase was offset by decreased sales in the Company's multipurpose room table markets due largely to a continued downturn in the domestic and international economy and significant competitive pressures. For fiscal 2003, the multipurpose room furniture segment experienced a sales decrease of less than 1 percent and the healthcare seating segment experienced sales growth of almost 7 percent. International sales for all product lines represented 11 percent and 13 percent of net sales for fiscal 2003 and 2002, respectively.

GROSS PROFIT

Fiscal 2004 gross profit as a percentage of net sales decreased to 39 percent from 41 percent in the prior fiscal year. This decrease was due to higher labor and overhead costs associated with the startup of the manufacturing operation for the Company's next generation table, and higher overhead costs in the healthcare seating operations. This decrease was partially offset by lower material costs in both the multipurpose room operations and the Company's healthcare seating operations.

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

OPERATING EXPENSES

For fiscal 2004, selling expenses were relatively flat at 15 percent of net sales, the same as the prior year. Actual expenses increased by $0.28 million, or 5 percent. Virtually all of this increase was attributable to increases in expenses in the healthcare seating operation. Selling expenses in the healthcare seating operations increased by $0.28 million compared to the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume and higher travel and vehicle expenses. Multipurpose room furniture selling costs were essentially unchanged compared to the prior fiscal year. Higher commission costs on the increased sales volume were offset by lower advertising, literature, and trade show costs.

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

General and administrative expenses were 4 percent of net sales in fiscal 2004 compared to 6 percent in fiscal 2003 and 5 percent in 2002. Actual expenses decreased by 29 percent, or $0.72 million in fiscal 2004 over fiscal 2003.
The decrease was primarily due to a charge in the prior fiscal year of $0.74 million fully reserving a note receivable to a startup development company. The decrease was also due to the receipt of a settlement in a law suit as well as lower professional fees.

Actual expenses increased by 23 percent, or $0.48 million in fiscal 2003 over fiscal 2002 mainly due to the charge of $0.74 million fully reserving a note receivable to a startup development company as well as higher professional fees. The reserve was made due to concerns about the collectability of the note. This increase was partially offset by lower personnel costs as well as the collection of the first note receivable from the sale of the Company's discontinued specialty seating operations which had previously been fully reserved.

Research and development expenses were 3 percent of sales in fiscal 2004, 4 percent of sales in fiscal 2003, and 3 percent of sales in fiscal 2002. For fiscal 2004, actual spending decreased by 10 percent, or $0.15 million, as compared to fiscal 2003. This decrease resulted mainly from lower costs for personnel, outside services and production supplies at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations related to new products.

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

OTHER INCOME/EXPENSE

Other income and expenses netted to $0.10 million in expenses in fiscal 2004. Investment income was $0.08 million, a decrease of $0.15 million from the prior fiscal year due to a lower average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year as well as lower rates of return. Other expenses in fiscal 2004, which totaled $0.18 million, consisted of $0.07 million in realized foreign currency exchange losses and $0.11 million in net losses on asset disposals.

Other income and expenses netted to $0.13 million in fiscal 2003. Investment income was $0.23 million, a decrease of $0.12 million from the prior fiscal year due to a lower average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year as well as lower rates of return. Other expenses in fiscal 2003, which totaled $0.09 million, consisted of $0.08 million in realized foreign currency exchange losses and $0.03 million in net losses on asset disposals which were partially offset by $0.02 million in other income.

MINORITY INTEREST

For the year ended March 31, 2004, the startup development company realized a net loss of $249,000. Upon consolidation, 50 percent of the loss, or $125,000, was allocated to the minority interest. Tax effected, this amount nets to $79,000 and compares with $7,000 reported in the prior fiscal year.

NET INCOME FROM CONTINUING OPERATIONS

For reasons stated above, the Company's net income from continuing operations for fiscal 2004 was $4.75 million, an increase of $0.69 million or 17 percent compared to fiscal 2003. For fiscal 2003, net income from continuing operations was $4.06 million, a decrease of $0.34 million or 8 percent compared to net income in fiscal 2002.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth selected unaudited quarterly financial data for the most recent twelve quarters. This quarterly financial data reflects, in the opinion of management, all adjustments necessary to present fairly the
results of operations for such periods.   The operating results for any
quarter are not necessarily indicative of results for any future period.   The
Company anticipates that operating results may fluctuate on a quarterly basis depending upon a number of factors including those described in "Risk Factors That May Affect Future Operations." Earnings per share information may not add to match annual earnings per share information due to rounding.


UNAUDITED QUARTERLY FINANCIAL INFORMATION:
(in thousands, except per share amounts)

                                 Q1 2002   Q2 2002   Q3 2002   Q4 2002
                                 -------   -------   -------   -------
Net sales                        $11,050   $10,132   $10,094   $ 8,818
Gross profit                       4,623     4,072     4,131     3,530
Income before provision for
 income tax                        2,079     1,762     1,812     1,522
Net income from continuing
 operations                        1,275     1,087     1,108       933
Basic earnings per share*           0.25      0.21      0.22      0.19
Diluted earnings per share*         0.24      0.21      0.21      0.18


                                 Q1 2003   Q2 2003   Q3 2003   Q4 2003
                                 -------   -------   -------   -------
Net sales                        $10,559   $10,777   $10,375   $ 8,499
Gross profit                       4,491     4,505     4,243     3,269
Income before provision for
 income tax                        1,649     1,978     1,627     1,169
Net income from continuing
 operations                        1,005     1,203     1,004       851
Basic earnings per share*           0.20      0.25      0.24      0.21
Diluted earnings per share*         0.19      0.24      0.23      0.20

                                 Q1 2004   Q2 2004   Q3 2004   Q4 2004
                                 -------   -------   -------   -------
Net sales                        $11,357   $11,277   $10,976   $10,738
Gross profit                       4,441     4,489     4,212     4,031
Income before provision for
 income tax                        2,026     2,070     1,836     1,508
Net income from continuing
 operations                        1,262     1,303     1,146     1,042
Basic earnings per share            0.31      0.32      0.28      0.25
Diluted earnings per share          0.29      0.30      0.26      0.23

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $6.38 million at March 31, 2004 which compared to $2.20 million at
March 31, 2003.   In addition, the Company held available-for-sale securities which totaled $1.05 million at March 31, 2004 as compared to $2.34 million at March 31, 2003.

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:


YEAR ENDED MARCH 31,                                2004           2003
                                                -----------    -----------
Net cash provided by continuing operations      $ 5,294,000    $ 5,177,000
Net cash provided by  discontinued operations          -         2,902,000
Net sales of available-for-sale securities        1,287,000      2,273,000
Purchases of property and equipment              (3,270,000)    (6,577,000)
Decrease in notes receivable                         87,000        232,000
Net cash provided by discontinued operations
  investing activities                                 -           250,000
Net proceeds from exercise of stock options
  and issuance of shares to the 401(k) plan       1,181,000        379,000
Purchase and retirement of common stock            (336,000)   (11,302,000)

The increase in cash and cash equivalents for fiscal 2004 as compared to fiscal 2003 was due primarily to cash of $5.29 million generated from continuing operations, net sales of available-for-sale securities for $1.29 million, net proceeds related to the exercise of stock options of $1.18 million, and a decrease in notes receivable of $0.09 million. This increase was partially offset by $3.27 million of cash used in the purchases of property, plant and equipment, and $0.34 million of cash used to buy back shares of the Company's common stock.

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

Historically, the Company has financed its growth primarily through cash from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.76 million. As of March 31, 2004, no amount was drawn under this facility. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2004, the Company was in full compliance with the loan covenants related to this credit facility.

The Company's material cash commitments at March 31, 2004 consisted primarily of current liabilities of $4.12 million to be paid from funds generated from operations. Current liabilities consisted of the following:







YEAR ENDED MARCH 31,                                2004           2003
                                                -----------    -----------
Accounts payable                                 $2,088,000     $2,184,000
Accrued payroll and payroll taxes                 1,236,000        931,000
Accrued warranty                                    416,000        365,000
Other                                               383,000        343,000
                                                -----------    -----------
Total current liabilities                        $4,123,000     $3,823,000
                                                ===========    ===========

The Company has entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $12,000) per month through August 2004. As of March 31, 2004, the Company had no operating leases with terms in excess of one year.

At March 31, 2004, the Company has committed to purchasing $352,000 in raw material inventory.

During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to the startup development company for a 50 percent equity ownership in this company. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the shareholder owning the other 50 percent share of the startup development company on some of the materials sold by the startup company. The Company has also extended a line of credit of $125,000 to the shareholder owning the other 50 percent share of the startup development company which is secured by the shareholder's ownership in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. Currently, interest payments due are being offset by royalty amounts due. As of March 31, 2004, the full credit line of $125,000 was outstanding.

The Company is in the process of developing new products and is currently planning to launch a new generation of multipurpose room tables. During the fiscal year ended March 31, 2004, the Company invested approximately $2.2 million for building and capital equipment to be used in producing the new generation of multipurpose room tables. The Company anticipates that capital expenditures of approximately $2.1 million will be required during the next fiscal year for the new generation of multipurpose room tables and an additional $1.2 million for other capital purchases. The Company currently anticipates funding these capital expenditures using existing capital reserves as well as cash from operations.

On April 1, 2004, the Company acquired the assets of Versipanel, LLC, a privately-owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona for an initial payment of $1.2 million on April 1, 2004. The Company will pay up to an additional $0.3 million (for a total of $1.5 million), depending upon meeting sales targets over the next year.

The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company cannot guarantee that its working capital will be sufficient to support the Company's operations.
If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. The Company may not be capable of raising additional capital or the terms upon which such capital may be available to the Company may not be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At March 31, 2004, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.57 million. There is no assurance that such options will be exercised.

IMPACT OF INFLATION AND ENVIRONMENTAL REGULATIONS

The Company believes that inflation has not materially affected its operating
results.   However, significant increases in the price of raw materials could
have a material adverse impact on the Company's results of operations.   In
addition, compliance with environmental laws or regulations has not materially affected the Company's operations.

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

Forward-looking statements contained in this Annual Report on Form 10-K include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, liquidity and capital resources, and cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. These forward-looking statements relate to:

  - references to predicted increases in the institutional furniture and U.S. office furniture markets and the Company's belief of a rebound in the office furniture business;
  - statements that the Company anticipates that its sales volumes during the first quarter of fiscal 2005 may increase by up to 10 percent higher as compared to the sales levels of the prior year's first quarter;
  - references to anticipated continued competitive pressure in multipurpose room table markets;
  - statements that the Company is getting ready to generally launch in the next six to nine months its next generation table product that is stronger, lighter, more durable and more able to withstand outdoor use than its current table products;
  - statements that the Company believes that it has a repeatable manufacturing process for its next generation table, and its belief that this table will largely replace its existing table over the next one to two years as well as its belief that it may be able to capture additional market share;
  - statements that the Company anticipates developing additional complementary chair lines and further penetrating its existing marketplace with its current line of chairs;
  - statements about the Company's belief that the startup development company's technology may be used to develop and/or license the development of new products outside of the Company's current multipurpose room marketplace;
  - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment and factors affecting the future growth of the healthcare seating business;

  - statements related to the Company's expectation that capital expenditures related to the development of the Company's next generation table will be approximately $2.1 million during the next fiscal year with an additional $1.2 million for other capital purchases;
  - statements that the Company plans to sell Versipanel products through its existing sales system to current customers and that such products will allow the Company to expand its product line and better penetrate the institutional furniture markets;
  - statements related to the Company's belief that if efforts to develop a new generation of multipurpose room table is successful that it will help to relieve some of the pricing and profit margin pressures;
  - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months;
  - statements relating to the Company's possible need to raise additional capital if its cash flow from operations and debt financing are insufficient to fund the Company's working capital requirements; and
  - statements related to anticipated capital expenditures.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

  - a repeated downturn in domestic and international economies and business conditions specifically in the institutional furniture industry;
  - war, terrorist acts, and threats of war and terrorist acts;
  - increased competition in the Company's core businesses;
  - loss of important customer contracts through increased price-based and product quality competition especially in the Company's multipurpose room furniture segment;
  - limited management and key employee resources;
  - declines in sales volumes and profit margins in the Company's core businesses;
  - lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and healthcare seating operations, higher materials and labor costs, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets;
  - the Company's inability for any reason to develop new products and expand successfully into new markets;
  - the Company's ability to effectively produce and sell its next generation multipurpose room table products;
  - the Company's ability to effectively address any unanticipated design challenges with respect to its next generation table products and generally launch such table products by the anticipated launch date;
  - the market's acceptance of products currently being developed by the Company including its next generation multipurpose room table product;

  - the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices;
  - import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith;
  - the Company's ability to maintain relatively low cost labor rates;
  - the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
  - increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason;
  - the Company's ability to refine and enhance the quality and productivity of its manufacturing process;
  - the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;
  - the Company's ability to retain and maintain relationships with key customers;
  - the availability of insurance funding for the Company's healthcare seating products;
  - the risk that the Company may become liable for certain alleged obligations of up to $2.3 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business;
  - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products; and
  - other factors noted in "Item 1.  Business-Risk Factors That
May Affect Future Results of Operations."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 2004, approximately 5.2 percent of the Company's net sales, 7.1 percent of the Company's cost of products sold, and 14.1 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. For the year ended March 31, 2003, approximately 5.2 percent of the Company's net sales, 7.1 percent of the Company's cost of products sold, and 13.9 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. For the year ended March 31, 2002, approximately 5.9 percent of the Company's net sales, 6.8 percent of the Company's cost of products sold, and 10.4 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2004. The Company's healthcare chair operations have occasionally entered into forward contracts for specific US dollar denominated accounts receivable. As of March 31, 2004, 2003, and 2002, no forward contracts were outstanding.

The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. The Company estimates that a 10 percent adverse change in foreign exchange rates could have reduced operating profit by as much as $96,000, $101,000 and $30,000 for the fiscal years ended March 31, 2004, 2003 and 2002. As mentioned above, this quantitative measure has inherent limitations and the sensitivity analysis disregards the possibility of other effects that may offset such adverse change.

MANAGEMENT'S STATEMENT

The Company's financial statements were prepared by management. Management is responsible for the integrity and objectivity of the financial information presented, including amounts that must necessarily be based on judgments and estimates. The Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Company's independent auditors, Deloitte & Touche LLP, have audited these financial statements in accordance with auditing standards generally accepted in the United States of America.

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

Based on a review and discussions of the Company's 2004 audited consolidated financial statements with management and discussions with the independent auditors, the Audit Committee recommended to the Board of Directors that the Company's fiscal 2004 audited financial statements be included in the Company's annual report on Form 10-K. The Board of Directors concurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report

Consolidated Balance Sheets as of March 31, 2004 and 2003

Consolidated Statements of Income for the fiscal years ended March 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders' Equity for the fiscal years ended
     March 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the fiscal years ended March
     31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements



<PAGE) 38



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of MITY Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of MITY Enterprises, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of MITY Enterprises' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MITY Enterprises, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
May 19, 2004

CONSOLIDATED BALANCE SHEETS


March 31,                                         2004            2003
                                             ------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents               $  6,382,000    $  2,203,000
     Available for sale securities              1,050,000       2,336,000
     Accounts receivable, less allowances
       of $339,000 at March 31, 2004 and
       $235,000 at March 31, 2003               5,586,000       3,792,000
     Inventories, net                           2,339,000       1,368,000
     Tax receivable                               781,000       1,284,000
     Prepaid expenses and other current assets    477,000         274,000
     Deferred income tax assets                   568,000         635,000
                                             ------------    ------------
Total current assets                           17,183,000      11,892,000
Property and equipment, net                    13,230,000      11,656,000
Deferred income tax assets                         63,000         376,000
Goodwill, net                                   1,136,000       1,010,000
Other intangible assets, net                      264,000         264,000
Notes receivable, net                              80,000         204,000
                                             ------------    ------------
                                             $ 31,956,000    $ 25,402,000
                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                        $  2,088,000    $  2,184,000
     Accrued expenses and other current
       liabilities                              2,035,000       1,639,000
                                             ------------    ------------
Total current liabilities                       4,123,000       3,823,000
Minority interest                                  34,000         125,000
                                             ------------    ------------
Total liabilities                               4,157,000       3,948,000
                                             ------------    ------------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, par value $.10 per share;
   authorized 3,000,000 shares; no shares
   issued and outstanding                            -               -
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding 4,258,590 shares at March 31,
   2004 and 4,115,181 shares at March 31, 2003     43,000          41,000
  Additional paid-in capital                   11,469,000       9,925,000
  Retained earnings                            15,868,000      11,376,000
  Accumulated other comprehensive income          419,000         112,000
                                             ------------    ------------
Total stockholders' equity                     27,799,000      21,454,000
                                             ------------    ------------
                                             $ 31,956,000    $ 25,402,000
                                             ============    ============
      (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF INCOME


Year Ended March 31,                      2004          2003          2002
                                     ------------  ------------  ------------
Net sales                            $ 44,348,000  $ 40,210,000  $ 40,094,000
Cost of products sold                  27,175,000    23,702,000    23,738,000
                                     ------------  ------------  ------------
Gross profit                           17,173,000    16,508,000    16,356,000
Operating expenses:
     Selling                            6,452,000     6,172,000     6,363,000
     General and administrative         1,787,000     2,504,000     2,028,000
     Research and development           1,393,000     1,541,000     1,158,000
                                     ------------  ------------  ------------
Total operating expenses                9,632,000    10,217,000     9,549,000
Income from continuing operations       7,541,000     6,291,000     6,807,000
Other income (expense):
     Investment income                     79,000       229,000       348,000
     Other                               (180,000)      (97,000)       20,000
                                     ------------  ------------  ------------
Total other income (expense), net        (101,000)      132,000       368,000
Income before provision for income
  taxes and minority interest           7,440,000     6,423,000     7,175,000
Provision for income taxes              2,766,000     2,367,000     2,772,000
                                     ------------  ------------  ------------
Net income before minority interest     4,674,000     4,056,000     4,403,000
Minority interest                          79,000         7,000          -
                                     ------------  ------------  ------------
Net income from continuing operations   4,753,000     4,063,000     4,403,000
Discontinued operations (Note 4):
 Loss from discontinued operations
  (net of applicable income tax
   benefit of $166,000)                      -             -         (271,000)
 Gain (loss) on disposal (net of
  applicable income tax expense
  (benefit) of $457,000 and
  ($1,545,000), respectively)                -          745,000    (3,256,000)
                                     ------------  ------------  ------------
Net income                           $  4,753,000  $  4,808,000  $    876,000
                                     ============  ============  ============
Basic earnings per share from
  continuing operations                     $1.14         $0.90         $0.86
Basic loss per share from discontinued
  operations                                 -             -            (0.05)
Basic gain (loss) per share on
  disposal of discontinued operations        -             0.17         (0.64)
                                     ------------  ------------  ------------
Basic earnings per share                    $1.14         $1.07         $0.17
                                     ============  ============  ============
Weighted average number of common
  shares - basic                        4,157,081     4,501,342     5,071,125
                                     ============  ============  ============

Diluted earnings per share from
  continuing operations                     $1.09         $0.86         $0.85
Diluted loss per share from
  discontinued operations                    -             -            (0.05)
Diluted gain (loss) per share on
  disposal of discontinued operations        -             0.16         (0.63)
                                     ------------  ------------  ------------
Diluted earnings per share                  $1.09         $1.02         $0.17
                                     ============  ============  ============
Weighted average number of common and
  common equivalent shares - diluted    4,364,683     4,711,420     5,208,924
                                     ============  ============  ============

      (See accompanying notes to consolidated financial statements)

<CAPTION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Accumulated
                                                  Additional                      Other        Total
                                        Common       Paid-In     Retained Comprehensive Stockholders'
                                         Stock       Capital     Earnings Income (Loss)       Equity
                                       -------   -----------   -----------  -----------  -----------
Balance at April 1, 2001               $51,000   $11,686,000   $15,796,000    ($64,000)  $27,469,000

Comprehensive income:
     Net income                                                    876,000
     Unrealized losses on available-
          for-sale securities                                                  (19,000)
     Foreign currency translation                                              (18,000)
                                                                                          ----------
Total comprehensive income                                                                   839,000
Issuance of 32,192 shares of common
  stock from the exercise of options                 195,000                                 195,000
Issuance of 38,955 shares of common
  stock to the Company's 401(k) plan                 223,000                                 223,000
Purchase and retirement of 154,600
  shares of common stock                (1,000)     (361,000)   (1,057,000)               (1,419,000)
Tax benefit of employee stock options                 12,000                                  12,000
                                       -------   -----------   -----------  -----------  -----------
Balance at March 31, 2002               50,000    11,755,000    15,615,000     (101,000)  27,319,000

Comprehensive income:
     Net income                                                  4,808,000
     Unrealized gains on available-
          for-sale securities                                                    16,000
     Foreign currency translation                                               197,000
                                                                                          ----------
Total comprehensive income                                                                 5,021,000
Issuance of 42,698 shares of common
  stock from the exercise of options                 227,000                                 227,000
Issuance of 17,913 shares of common
  stock to the Company's 401(k) plan                 152,000                                 152,000
Purchase and retirement of 945,773
  shares of common stock                (9,000)   (2,246,000)   (9,047,000)              (11,302,000)
Tax benefit of employee stock options                 37,000                                  37,000
                                       -------   -----------   -----------  -----------  -----------
Balance at March 31, 2003               41,000     9,925,000    11,376,000      112,000   21,454,000

Comprehensive income:
     Net income                                                  4,753,000
     Unrealized gains on available-
          for-sale securities                                                     2,000
     Foreign currency translation                                               305,000
                                                                                          ----------
Total comprehensive income                                                                 5,060,000
Issuance of 166,493 shares of common
  stock from the exercise of options     2,000     1,076,000                               1,078,000
Issuance of 7,916 shares of common
  stock to the Company's 401(k) plan                 103,000                                 103,000
Purchase and retirement of 31,000
  shares of common stock                             (75,000)     (261,000)                 (336,000)
Tax benefit of employee stock options                440,000                                 440,000
                                       -------   -----------   -----------  -----------  -----------
Balance at March 31, 2004              $43,000   $11,469,000   $15,868,000     $419,000  $27,799,000
                                       =======   ===========   ===========  ===========  ===========


                    (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended March 31,                      2004          2003          2002
                                     ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                            $ 4,753,000   $ 4,808,000   $   876,000
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Net loss (earnings) from
    discontinued operations                  -         (745,000)    3,527,000
   Depreciation and amortization        1,634,000     1,191,000     1,178,000
   Deferred taxes                         383,000     2,511,000    (1,234,000)
   Loss on disposal of property and
    equipment                             114,000        27,000         4,000
   Tax benefit from exercise of
    stock options                         440,000        37,000        12,000
   Changes in assets and liabilities:
      Accounts receivable              (1,667,000)      666,000       469,000
      Inventories                        (913,000)      (99,000)      285,000
      Tax receivable                      508,000    (1,120,000)      865,000
      Prepaid expenses and other
       current assets                    (194,000)      165,000      (221,000)
      Accounts payable                   (137,000)      511,000      (768,000)
      Accrued expenses and other
       current liabilities                373,000    (2,775,000)    2,007,000
                                     ------------  ------------  ------------
Net cash provided by continuing
  operations                            5,294,000     5,177,000     7,000,000
Net cash provided by discontinued
  operations                                 -        2,902,000     3,217,000
                                     ------------  ------------  ------------
Net cash provided by operating
  activities                            5,294,000     8,079,000    10,217,000
                                     ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale
  securities                           (1,463,000)   (2,787,000)  (10,673,000)
Sales and maturities of available-
  for-sale securities                   2,750,000     5,060,000     7,241,000
Proceeds from sale of property and
  equipment                                 1,000        14,000         4,000
Purchases of property and equipment    (3,270,000)   (6,577,000)   (1,198,000)
Decrease (increase) in notes receivable    87,000       232,000      (436,000)
Purchase of intellectual property            -          (82,000)      (50,000)
                                     ------------  ------------  ------------
Net cash used in continuing operations (1,895,000)   (4,140,000)   (5,112,000)
Net cash provided by (used in)
  discontinued operations                    -          250,000       (36,000)
                                     ------------  ------------  ------------
Net cash used in investing activities  (1,895,000)   (3,890,000)   (5,148,000)
                                     ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock
  options and issuance of shares to
  the 401(k) plan                       1,181,000       379,000       418,000
Minority interest                         (91,000)       (7,000)         -
Purchase and retirement of common stock  (336,000)  (11,302,000)   (1,419,000)
                                     ------------  ------------  ------------
Net cash provided by (used in)
  financing activities                    754,000   (10,930,000)   (1,001,000)
                                     ------------  ------------  ------------
Effect of exchange rate changes on cash    26,000        18,000         1,000
                                     ------------  ------------  ------------
Net increase (decrease) in cash and
  cash equivalents                      4,179,000    (6,723,000)    4,069,000
Cash and cash equivalents at
  beginning of year                     2,203,000     8,926,000     4,857,000
                                     ------------  ------------  ------------
Cash and cash equivalents at end
  of year                             $ 6,382,000   $ 2,203,000   $ 8,926,000
                                     ============  ============   ===========

                                                                  (continued)
      (See accompanying notes to consolidated financial statements)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Year Ended March 31,                      2004          2003          2002
                                     ------------  ------------  ------------
Cash paid during the year for income
  taxes                                $1,701,000    $1,395,000    $1,693,000


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




                                                              (concluded)

      (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the three years in the period ended March 31, 2004


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MITY Enterprises, Inc. (the Company) designs and manufactures multipurpose room furniture and healthcare seating and markets these products in niche markets. In addition, the Company continues to pursue acquisitions of product lines or companies that will be complementary to the Company's businesses.
The Company markets its products throughout the United States, Canada and in certain foreign countries.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments which have an original maturity not greater than three months.

AVAILABLE-FOR-SALE SECURITIES
Debt securities, which consist of corporate bonds and government agency securities, are classified as available-for-sale and are recorded at their fair value. When the fair value of available-for-sale securities differs from the amortized cost, the resulting unrealized gain or loss is recorded as a component of comprehensive income. The amortization of premiums and discounts on debt securities in this category are included in investment income and reflected in the amortized cost of the debt securities. The cost of securities sold during the period is based on the specific identification method. Interest on securities in this category are included in investment income. For the year ended March 31, 2004, there were no unrealized holding gains or losses on available-for-sale securities. For the year ended March 31, 2003 the Company had unrealized holding losses on available-for-sale securities of $3,000.

The contractual maturities of the available-for-sale securities held at March 31, 2004 and 2003 are summarized below:

Fiscal Year Ended March 31,             2004                   2003
                                ----------------------  ----------------------
                                Amortized      Fair     Amortized     Fair
                                   Cost       Value        Cost      Value
                                -----------  ---------  ----------  ----------
Due in one year or less              -            -     $  570,000  $  558,000

Due after one through two years  $1,050,000 $1,050,000   1,769,000   1,778,000
                                -----------  ---------  ----------  ----------
                                 $1,050,000 $1,050,000  $2,339,000  $2,336,000
                                =========== ==========  ==========  ==========

INVENTORIES
Inventories are stated at the lower of cost, on a first in, first out basis, or market. The Company has established a reserve on this inventory of $31,000 and $28,000 as of March 31, 2004 and 2003, respectively.

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

Machinery and equipment                              3 to 10

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

The Company's reported net income and earnings per share information, exclusive of amortization expense related to goodwill required under previous accounting standards on an after-tax basis is as follows:



Year Ended March 31,                   2004        2003        2002
                                    ----------  ----------  ----------

Reported net income                 $4,753,000  $4,808,000  $  876,000
Goodwill amortization                     -           -         42,000
                                    ----------  ----------  ----------
Adjusted net income                 $4,753,000  $4,808,000  $  918,000

Basic earnings per share:
     Reported:                           $1.14       $1.07       $0.17
     Adjusted:                           $1.14       $1.07       $0.18

Diluted earnings per share
     Reported:                           $1.09       $1.02       $0.17
     Adjusted:                           $1.09       $1.02       $0.18

The intangible asset of $264,000 in intellectual property relates to a startup development company in which the Company has invested. The startup development company is investigating the commercial development of a new technology. At this time, the Company does not believe that this $264,000 is impaired. The Company will begin amortizing this intangible asset upon completion of the development phase.

REVENUE RECOGNITION
The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," as revised by SAB No. 104. Sales are recorded when title passes and collectability is reasonably assured under its various shipping terms. Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer based on the terms of the sale agreement. Discounts directly related to the sale are recorded as a reduction to net sales.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the notes receivable approximate their book value at March 31, 2004 and 2003. The amortized cost of available-for-sale securities equaled fair value as of March 31, 2004. The amortized cost of available-for-sale securities exceeded fair value by $3,000 as of March 31, 2003. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

INCOME TAXES
The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes.

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure
- an amendment of FASB Statement No. 123" which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has decided to continue applying Accounting Principle Board (APB) Statement No. 25 (as permitted by SFAS No. 123 and SFAS no. 148). The required disclosure of the effects of SFAS No. 123 and SFAS No. 148 are included in the notes to the consolidated financial statements. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:


Year Ended March 31,                   2004        2003        2002
                                    ----------  ----------  ----------
          Net income:
               As reported       $ 4,753,000    $ 4,808,000 $  876,000
               Pro forma           4,597,000      4,590,000    624,000

          Earnings per share - basic:
               As reported             $1.14        $1.07        $0.17
               Pro forma               $1.11        $1.02        $0.12

          Earnings per share - diluted:
               As reported             $1.09        $1.02        $0.17
               Pro forma               $1.05        $0.98        $0.12

Use of Estimates
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates subject to change include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, goodwill and intangible assets, reserve on notes receivable, litigation reserves, and valuation of the discontinued operations. Actual results could differ from these estimates.

Long-Lived Assets
On April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains its fundamental provision for recognizing and measuring impairment of long-lived assets to be held and used. This Statement requires that all long-lived assets to be disposed of by sale be carried at the lower of carrying amount or fair value less cost to sell, and that depreciation cease to be recorded on such assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed of. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, and supersedes previous guidance for discontinued operations of business segments. There were no long-lived assets which were considered impaired as of March 31, 2004 and 2003.

Comprehensive Income
The Company's comprehensive income consists of foreign currency adjustments and unrealized holding gains and losses on available-for-sale securities and net income.

Accrued Warranty
The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates. Activity associated with the accrued warranty is as follows:

Year Ended March 31,                        2004              2003
                                         ----------        ----------
Balance at beginning of period            $365,000          $375,000
Accruals for warranties issued
  during the period                        669,000           407,000
Settlements made during the period        (619,000)         (417,000)
                                         ----------        ----------
Balance at end of period                  $415,000          $365,000
                                         ==========        ==========

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
The financial statements of the Company's foreign subsidiary is measured using the Canadian dollar as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive income as a separate component of stockholders' equity.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

EARNINGS PER SHARE
Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted weighted average shares outstanding if the effect of including such instruments is antidilutive to earnings per share. The following table sets forth the computation of basic and diluted earnings per share for each of the past three fiscal years:


Year Ended March 31,                  2004           2003           2002
                                  -----------    -----------    -----------
Numerator:
     Net income                   $ 4,753,000    $ 4,808,000    $   876,000
                                  ===========    ===========    ===========
Denominator:
     Weighted average shares
       outstanding:
        Basic                       4,157,081      4,501,342      5,071,125
        Employee stock options
          and other                   207,602        210,078        137,799
                                  -----------    -----------    -----------
        Diluted                     4,364,683      4,711,420      5,208,924
                                  ===========    ===========    ===========
Earnings per common share:
        Basic                          $1.14           $1.07          $0.17
        Diluted                        $1.09           $1.02          $0.17



RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", ("FIN No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of FIN No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The adoption of this standard did not significantly impact the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46, as amended addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact our consolidated financial statements.

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

2.  INVENTORIES

Inventories consisted of the following:


March 31,                                    2004            2003
                                        ------------    ------------
   Materials and supplies               $  1,486,000    $    980,000
   Work-in-progress                          265,000         268,000
   Finished goods                            588,000         120,000
                                        ------------    ------------
                                        $  2,339,000    $  1,368,000
                                        ============    ============

3.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

March 31,                                    2004            2003
                                        ------------    ------------
   Land and improvements                $  2,179,000    $  2,156,000
   Machinery and equipment                 8,115,000       6,717,000
   Furniture and fixtures                  2,187,000       1,925,000
   Leasehold improvements                    775,000         731,000
   Building and improvements               6,818,000       3,702,000
   Construction in progress                     -          1,844,000
                                        ------------    ------------
                                        $ 20,074,000    $ 17,075,000
Less accumulated depreciation and
  amortization                            (6,844,000)     (5,419,000)
                                        $ 13,230,000    $ 11,656,000
                                        ============    ============

4.  DISCONTINUED OPERATIONS

In November 2002, the Company completed its plan for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). This plan was originally approved by the Company's Board of Directors in June 2001. Since that time and in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting
the Results of Operations   Reporting the Effects of Disposal of a Segment of
a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, the Company treated the DO Group and CenterCore segment of its operations as a discontinued operation. At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax was determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company recognized a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place in September and October 2001. The final transaction occurred in November 2002.

In September 2001, the Company completed the sale of its JG auditorium seating line, a product line of DO Group. The Company sold its inventory, intellectual property, tooling, and limited machinery and equipment related to this product line for $88,000. The book value of these assets at the time of sale was approximately $20,000.

In October 2001, the Company completed the sale of its Domore seating line, a product line of DO Group. The Company sold inventory, intellectual property, tooling, machinery and equipment, and limited furniture and fixtures related to this product line and its Elkhart headquarters for $150,000 in cash and $350,000 of notes from the buyer. The first note, totaling $100,000, bore interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires monthly payments of interest only. The principal amount of this note was due in April 2003. The second note, totaling $250,000, which also bears interest at the prime rate, required monthly payments of interest only from November 2001 through January 2002 and has required monthly principal and interest payments since February 2002. This note is being amortized over a five-year period with a balloon payment for the remaining unpaid principal balance due at the end of three years in January 2005. The notes are secured by a subordinated security interest in all of the assets of the buyer. Both of these notes were discounted using a 20% interest rate and valued on the balance sheet at $82,000 and $185,000 respectively. Due to the uncertainty of the collectability of the notes, the Company established a reserve for the entire notes receivable balance and any accrued interest receivable. As of March 31, 2004, the buyer had paid off the first note and is current on the second note.

In November 2002, the Company completed the sale of its specialty office systems line. The Company sold inventory, property, plant, tooling, machinery, equipment, and intellectual property related to the systems line for a net $250,000 in cash. The Company retained existing accounts receivable, deferred tax assets and certain liabilities.

5.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for a 50 percent equity ownership in this company. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the shareholder owning the other 50 percent share of the startup development company on some of the materials sold by the startup company. The Company has also extended a line of credit of $125,000 to the shareholder owning the other 50 percent share of the startup development company which is secured by the shareholder's ownership in the company and future royalty payments. The line of credit, which bears interest at the prime rate (adjusted monthly) as published by the Wall Street Journal, requires an initial payment of the accrued interest six months after the line was extended. Thereafter, monthly payments of interest only are required from June 1, 2003 until November 30, 2004 at which time, the full amount of the outstanding line is due and payable. Currently, interest payments due are being offset by royalty amounts due. As of March 31, 2004, the full credit line of $125,000 was outstanding and included in prepaid and other current assets.

During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $150,000 for this note receivable. At March 31, 2004, the gross value of this note receivable was $248,000. At March 31, 2004, $54,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of March 31, 2004, the dealer was current on payments on this note receivable.

6.  LINE OF CREDIT

The Company's wholly-owned subsidiary, Broda Enterprises had a line of credit, bearing interest at Canadian prime (4.25 percent at March 31, 2004) which is secured by a General Security Agreement, an assignment of insurance and guarantees by the Company. The limit on this loan is $765,000. At March 31, 2004 and 2003, no balance was outstanding. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2004, the Company was in full compliance with the loan covenants related to this credit facility.


7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:


March 31,                                    2004            2003
                                        ------------    ------------
  Accrued payroll and payroll taxes     $  1,236,000    $    931,000
  Accrued warranty                           416,000         365,000
  Other                                      383,000         343,000
                                        ------------    ------------
                                        $  2,035,000    $  1,639,000
                                        ============    ============


8.  COMMON STOCK OPTIONS

At March 31, 2004, the Company has two stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan and 900,000 shares of common stock for issuance under the 1997 Plan. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on The Nasdaq Stock Exchange except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:

                                   Number           Weighted Average
                                 of Options          Exercise Price
                                 ----------          --------------
Outstanding at April 1, 2001       689,142                $ 8.10
     Granted                       122,850                  8.62
     Exercised                     (32,192)                 6.07
     Forfeited                     (50,227)                10.72
                                 ----------          --------------
Outstanding at March 31, 2002      729,573                  8.09
     Granted                        36,025                 12.14
     Exercised                     (42,698)                 5.33
     Forfeited                     (94,152)                 8.63
                                 ----------          --------------
Outstanding at March 31, 2003      628,748                  8.43
     Granted                       115,000                 17.02
     Exercised                    (166,493)                 6.47
     Forfeited                     (13,893)                11.23
                                 ----------          --------------
Outstanding at March 31, 2004      563,362                $10.70
                                 ==========          ==============

Options exercisable at March 31, 2004, 2003 and 2002 were 387,138, 484,170, and 432,053, respectively. Options vest over a one- to four-year period and are generally exercisable over ten-years.

The following table summarizes the combined information from the 1990 and 1997 Plans' options outstanding at March 31, 2004:


              Options  Outstanding                      Options Exercisable
    -------------------------------------------------   --------------------
                                Weighted
                                 Average
     Range of                  Remaining    Weighted                Weighted
     Exercise       Number    Contractual    Average       Number    Average
     Prices      Outstanding      Life      Exercise     Exercis-   Exercise
                              (in years)       Price         able      Price
 -------------   -----------  -----------   --------     --------   --------
 $4.08 - $5.75        60,000      1.90        $ 4.92       60,000     $ 4.92
  6.78 -  8.20       124,521      6.60          6.95       90,103       6.98
  9.70 - 11.75       209,890      5.35         10.30      189,862      10.33
 12.10 - 12.15        32,601      8.92         12.13        9,323      12.14
 12.96 - 15.50        47,850      7.59         15.14       37,850      15.14
         17.90        88,500     10.05         17.90            0        N/A
 -------------   -----------  -----------   --------     --------   --------
 $4.08 -$17.90       563,362      6.39       $ 10.70      387,138     $ 9.23
 =============   ===========  ===========   ========     ========   ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: expected volatility of 44 percent, 45 percent, and 44 percent, risk free interest rates of 2.24 percent, 2.29 percent and 3.62 percent, and expected lives of one to four years. Under SFAS No. 148, the weighted average fair value per share of options issued during the years ended March 31, 2004, 2003 and 2002 was $6.00, $4.21, and $2.96, respectively.

9.  EMPLOYEE BENEFIT PLANS

In January 1995, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amounts contributed to the plan for the years ended March 31, 2004, 2003 and 2002 were $107,000, $86,000, and $88,000, respectively.

In October 1996, the Board of Directors reserved up to 37,500 shares of MITY Enterprises common stock to be issued under the provisions of the 401(k) plan. An additional 50,000 shares of common stock were reserved in January 2000 and an additional 100,000 shares of common stock were reserved in March 2002. Shares are issued to the plan on a quarterly basis. The amounts issued to the plan in MITY Enterprises common stock for the years ended March 31, 2004, 2003 and 2002 were $103,000, $152,000, and $223,000, respectively. As of March 31,
2004, 119,889 shares had been issued under the provisions of the plan.


10.  INCOME TAXES

Income tax expense (benefit) from continuing operations consisted of the following components:


Year Ended March 31,        2004           2003            2002
                       ------------   ------------    ------------
  Current:
    Federal            $  1,708,000   $   (455,000)   $  2,121,000
    State                   244,000        (29,000)        330,000
    Foreign                 431,000        340,000         460,000
                       ------------   ------------    ------------
  Total current           2,383,000       (144,000)      2,911,000

  Deferred:
    Federal                 359,000      2,295,000        (101,000)
    State                    35,000        204,000         (10,000)
    Foreign                 (11,000)        12,000         (28,000)
                       ------------   ------------    ------------
  Total deferred            383,000      2,511,000        (139,000)
                       ------------   ------------    ------------
                       $  2,766,000   $  2,367,000    $  2,772,000
                       ============   ============    ============

The tax provisions for continuing operations were at effective rates as follows:

Year Ended March 31,              2004           2003            2002
                             ------------   ------------    ------------

Federal statutory tax rates       34.0%          34.0%          34.0%
State / provincial income
 taxes, net of federal benefit     3.3            3.3            3.3
Foreign tax                         -              -             0.6
Goodwill amortization               -              -             0.6
Meals and entertainment            0.2            0.2            0.2
Foreign sales                     (0.5)          (0.8)          (0.7)
Other                              0.2            0.2            0.6
                             ------------   ------------    ------------
                                  37.2%          36.9%          38.6%
                             ============   ============    ============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:



March 31,                                 2004                  2003
                                  -------------------    --------------------
                                  Current   Long Term    Current    Long Term
                                  --------- ---------    ---------- ---------
Deferred tax assets:
  Allowance for doubtful accounts   $94,000               $98,000
  Inventory                           2,000                 2,000
  Vacation accrual                   47,000                47,000
  Warranty reserve and accrual      217,000               165,000
  Discontinued operations            69,000               201,000
  Net operating loss carryforward   121,000  $105,000     121,000    $347,000
  AMT credit                                   30,000                  30,000
  Reserve on notes receivable                  56,000                  72,000
  Other accruals                     18,000                 1,000
                                  --------- ---------    ---------- ---------
Total                               568,000   191,000     635,000     449,000

Deferred tax liabilities:
  Depreciation and amortization              (128,000)                (73,000)
                                  --------- ---------    ---------- ---------
Net deferred tax asset             $568,000  $ 63,000    $635,000    $376,000
                                  ========= =========    ========== =========

At March 31, 2004, the Company had $605,000 of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2011. The utilization of tax net operating losses may be subject to specified limitation.

11.  COMMITMENTS AND CONTINGENCIES

The Company leases two buildings in its Waterloo, Ontario, Canada location under an operating lease which expires in August 2004. The current agreement requires lease payments of $16,000 Canadian (approximately US $12,000) per month through the end of the lease.

As of March 31, 2004, the Company had no operating leases with terms in excess of one year.

Total rent expense was $132,000, $148,000, and $477,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

At March 31, 2004, the Company has committed to purchasing $352 ,000 in raw materials inventory.

The Company has certain alleged obligations of up to $2.3 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for either of these amounts and plans to vigorously defend its positions. At this time, the Company is unable to determine what its liability will be.

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

Reportable segment data reconciled to the consolidated financial statements for the fiscal year ended March 31, 2004, 2003 and 2002 are as follows:



Fiscal Year Ended March 31,               2004          2003          2002
                                      -----------   -----------   -----------
   Net sales:
       Multipurpose room furniture    $38,140,000   $35,140,000   $35,334,000
       Healthcare seating               6,208,000     5,070,000     4,760,000
                                      -----------   -----------   -----------
                                      $44,348,000   $40,210,000   $40,094,000
                                      ===========   ===========   ===========
   Income from continuing operations:
       Multipurpose room furniture    $ 6,238,000   $ 5,198,000   $ 5,708,000
       Healthcare seating               1,303,000     1,093,000     1,099,000
                                      -----------   -----------   -----------
                                      $ 7,541,000   $ 6,291,000   $ 6,807,000
                                      ===========   ===========   ===========
   Depreciation & amortization expense:
       Multipurpose room furniture    $ 1,502,000   $ 1,116,000   $ 1,027,000
       Healthcare seating                 132,000        75,000       151,000
                                      -----------   -----------   -----------
                                      $ 1,634,000   $ 1,191,000   $ 1,178,000
                                      ===========   ===========   ===========

   Capital expenditures, net:
       Multipurpose room furniture    $ 3,101,000   $ 6,370,000   $ 1,070,000
       Healthcare seating                 169,000       207,000       128,000
                                      -----------   -----------   -----------
                                      $ 3,270,000   $ 6,577,000   $ 1,198,000
                                      ===========   ===========   ===========


March 31,                                           2004           2003
                                               ------------    ------------
     Total assets:
          Multipurpose room furniture          $ 28,042,000    $ 22,364,000
          Healthcare seating                      3,914,000       3,038,000
                                               ------------    ------------
                                               $ 31,956,000    $ 25,402,000
                                               ============    ============


13.  SUBSEQUENT EVENT

On April 1, 2004, the Company acquired the assets of Versipanel, LLC, a privately-owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona for an initial payment of $1.2 million on April 1, 2004. The Company will pay up to an additional $0.3 million (for a total of $1.5 million), depending upon meeting sales targets over the next year. The transaction will be treated for accounting purposes as a purchase.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None to report.


ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

Changes in internal control over financial reporting. During the most recent fiscal quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of the Company has determined that each of Hal B. Heaton, Chair of the Audit Committee, and Audit Committee member Ralph E. Crump is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of
Schedule 14A of the Exchange Act.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics for directors, officers and executives. The Code of Ethics is available on the Company's website at www.mityinc.com. Shareholders may request a free copy of the Code of Ethics from the Company at MITY Enterprises, Inc., Attn: Investor Relations, 1301 West 400 North, Orem, UT 84057.



ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2004 Annual Meeting of Stockholders entitled "Auditor's Fees."

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


11.1
Statement Regarding Computation of Per Share Earnings.

21
Subsidiaries of Registrant.

23.1
Consent of Deloitte & Touche LLP.

31.1
Certification of CEO Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of CFO Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (B)  Reports on Form 8-K

          Form 8-K filed on January 28, 2004 to report Company's third quarter financial results.

          Form 8-K filed on April 1, 2004 to report the Company's purchase of Versipanel, LLC and increasing 4th quarter net sales growth estimate.

     (C)  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the financial statements or notes thereto.



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of MITY Enterprises, Inc.:

We have audited the consolidated financial statements of MITY Enterprises, Inc. and subsidiaries (the Company) as of March 31, 2004 and 2003, and for each of the three years in the period ended March 31, 2004, and have issued our report thereon dated May 19, 2004; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Salt Lake City, Utah
May 19, 2004

                  MITY ENTERPRISES, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED MARCH 31, 2004, 2003 AND 2002



                                    Additions
                        Balance     Charged
                        at          to Costs      Deductions     Balance
                        Beginning   and           from           at End
                        of Period   Expenses      Reserves       of Period


ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:

     March 31, 2004    $ 235,000    $ 133,000      $  29,000    $ 339,000

     March 31, 2003      346,000       77,000        188,000      235,000

     March 31, 2002      302,000       73,000         29,000      346,000


INVENTORY RESERVES:

Year ended:

     March 31, 2004    $  28,000    $   3,000           -       $  31,000

     March 31, 2003       50,000         -         $  22,000       28,000

     March 31, 2002       25,000       25,000           -          50,000


RESERVES ON NOTES RECEIVABLE

Year Ended:

     March 31, 2004    $ 180,000    $ (30,000)          -       $ 150,000

     March 31, 2003      110,000      805,000      $ 735,000      180,000

     March 31, 2002         -         110,000           -         110,000

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Orem, State of Utah, on the 20th of May, 2004.


                                         MITY ENTERPRISES, INC.

                                      By:/s/ Bradley T Nielson
                                         --------------------------------
                                         Bradley T Nielson, President, Chief
                                         Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    SIGNATURE                         TITLE                    DATE


/s/ Gregory L. Wilson       Chairman of the Board and        May 20, 2004
----------------------      Director
Gregory L. Wilson

/s/ Bradley T Nielson       President and Chief Executive    May 20, 2004
----------------------      Officer (Principal Executive
Bradley T Nielson           Officer)

/s/ Paul R. Killpack        Chief Financial Officer          May 20, 2004
----------------------      (Principal Financial and
Paul R. Killpack            Accounting Officer)

/s/ Ralph E. Crump          Director                         May 20, 2004
----------------------
Ralph E. Crump

/s/ Peter Najar             Director                         May 20, 2004
----------------------
Peter Najar

/s/ C. Lewis Wilson         Director                         May 20, 2004
----------------------
C. Lewis Wilson

/s/ Hal B. Heaton           Director                         May 20, 2004
----------------------
Hal B. Heaton