Form 10-Q
period 2004-06-30
MITY ENTERPRISES INC
filed 2004-07-28
CIK 921030

-----------------------------------------------------------------------------

                United States Securities and Exchange Commission
                            Washington, D.C. 20549

           ----------------------------------------------------------

                                  Form 10-Q
(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2004

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to


                        Commission file number 0-23898

           ----------------------------------------------------------

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

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)
           ----------------------------------------------------------

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

     There were 4,296,339 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 27, 2004.

                         PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  JUNE 30,         MARCH 31,
ASSETS                                              2004             2004
                                                 -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $ 4,704,000      $ 6,382,000
  Available-for-sale securities. . . . . . . .     1,884,000        1,050,000
  Accounts receivable, less allowances of
    $398,000 at June 30, 2004 and
    $339,000 at March 31, 2004 . . . . . . . .     5,841,000        5,586,000
  Inventories. . . . . . . . . . . . . . . . .     3,092,000        2,339,000
  Tax receivable . . . . . . . . . . . . . . .       127,000          781,000
  Prepaid expenses and other current assets. .       494,000          477,000
  Deferred income taxes, current . . . . . . .       646,000          568,000
                                                  -----------      -----------
Total current assets . . . . . . . . . . . . .    16,788,000       17,183,000
Property and equipment, net. . . . . . . . . .    13,775,000       13,230,000
Deferred income taxes. . . . . . . . . . . . .          -              63,000
Goodwill . . . . . . . . . . . . . . . . . . .     2,190,000        1,136,000
Other intangible assets, net . . . . . . . . .       255,000          264,000
Notes receivable, net. . . . . . . . . . . . .        71,000           80,000
                                                 -----------      -----------
Total assets . . . . . . . . . . . . . . . . .   $33,079,000      $31,956,000
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,970,000        2,088,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     1,835,000        2,035,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . . .     3,805,000        4,123,000
Deferred income tax. . . . . . . . . . . . . .        32,000             -
Minority interest. . . . . . . . . . . . . . .          -              34,000
                                                 -----------      -----------
Total liabilities. . . . . . . . . . . . . . .     3,837,000        4,157,000

Commitments and contingencies. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,294,628 at June 30,
      2004 and 4,258,590 at March 31, 2004 . .        43,000           43,000
    Additional paid-in capital . . . . . . . .    11,941,000       11,469,000
    Retained earnings. . . . . . . . . . . . .    16,940,000       15,868,000
    Accumulated other comprehensive income . .       318,000          419,000
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . . .    29,242,000       27,799,000
                                                 -----------      -----------
Total liabilities and stockholders' equity . .   $33,079,000      $31,956,000
                                                 ===========      ===========
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2004           2003
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $11,821,000    $11,357,000
Cost of products sold . . . . . . . . . . . . . .    7,680,000      6,916,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    4,141,000      4,441,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,732,000      1,499,000
  General and administrative. . . . . . . . . . .      522,000        542,000
  Research and development. . . . . . . . . . . .      284,000        336,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    2,538,000      2,377,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    1,603,000      2,064,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       20,000         33,000
  Other . . . . . . . . . . . . . . . . . . . . .       43,000        (71,000)
                                                   -----------    -----------
Total other income (expense), net . . . . . . . .       63,000        (38,000)
                                                   -----------    -----------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    1,666,000      2,026,000
Provision for income taxes. . . . . . . . . . . .      617,000        776,000
                                                   -----------    -----------
Net income before minority interest . . . . . . .    1,049,000      1,250,000
Minority interest . . . . . . . . . . . . . . . .       22,000         12,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,071,000    $ 1,262,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.25    $      0.31
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,268,941      4,121,576
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.24    $      0.29
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,478,894      4,305,504
                                                   ===========    ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

<PAGE) 4

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2004           2003
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 1,071,000    $ 1,262,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       451,000        391,000
    Deferred taxes . . . . . . . . . . . . . . .        16,000        101,000
    Net gain on disposal of equipment. . . . . .        (6,000)          --
    Tax benefit from exercise of stock options .       100,000          8,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (231,000)    (1,241,000)
      Inventories. . . . . . . . . . . . . . . .      (713,000)      (405,000)
      Prepaid expenses and other current assets.       (12,000)       (54,000)
      Tax receivable . . . . . . . . . . . . . .       657,000      1,233,000
      Accounts payable . . . . . . . . . . . . .      (176,000)      (347,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .      (288,000)       520,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .       869,000      1,468,000
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .      (844,000)    (1,885,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .          -           944,000
Proceeds from sales of property & equipment. . .         6,000           --
Decrease in notes receivable . . . . . . . . . .         9,000         12,000
Purchase of Versipanel . . . . . . . . . . . . .    (1,201,000)          --
Purchases of property and equipment. . . . . . .      (850,000)    (1,441,000)
                                                   -----------    -----------
Net cash used in investing activities. . . . . .    (2,880,000)    (2,370,000)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       372,000        208,000
Minority interest. . . . . . . . . . . . . . . .       (34,000)       (12,000)
Purchase and retirement of common stock. . . . .          -          (336,000)
                                                   -----------    -----------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .       338,000       (140,000)
                                                   -----------    -----------
Effect of exchange rate changes on cash. . . . .        (5,000)        17,000
                                                   -----------    -----------
Net decrease in cash and cash equivalents. . . .    (1,678,000)    (1,025,000)
Cash and cash equivalents at beginning of period     6,382,000      2,203,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 4,704,000    $ 1,178,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                  THREE MONTHS ENDED JUNE 30,
                                                      2004           2003
                                                   -----------    -----------
Net cash paid during the period for income taxes . $    52,000    $    51,000



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In April of 2004, the Company purchased the assets of Versipanel LLC for $1,201,000. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired. . . . . . . . . . . . $   219,000
      Cost in excess of fair value of assets (goodwill). .   1,085,000
      Cash paid for assets . . . . . . . . . . . . . . . .  (1,201,000)
                                                           -----------
      Liabilities assumed. . . . . . . . . . . . . . . . . $   103,000
                                                           ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months ended June 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2005.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2004.

STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has decided to continue applying APB Statement No. 25 (as permitted by SFAS No. 123 and SFAS no. 148). The required disclosure of the effects of SFAS No. 123 and SFAS No. 148 are included in the consolidated financial statements. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost of the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                  THREE MONTHS ENDED June 30,
                                                      2004           2003
                                                   ----------      ----------
Net income:
  As reported                                      $1,071,000      $1,262,000
  Pro forma                                         1,018,000       1,228,000

Earnings per share - basic:
  As reported                                           $0.25           $0.31
  Pro forma                                              0.24            0.30

Earnings per share - diluted:
  As reported                                           $0.24           $0.29
  Pro forma                                              0.23            0.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three months ended June 30, 2004: expected volatility of 43 percent, risk free interest rate of 2.57 percent, and expected lives of three years. During the three months ended June 30, 2004, 10,000 options were granted. No options were granted during the three months ended June 30, 2003. Under SFAS No. 123, the weighted average fair value per share of options issued during the three months ended June 30, 2004 was $5.47.


2.  INVENTORIES

     Inventories consisted of the following:

                                                   June 30,        March 31,
                                                    2004             2004
                                                 -----------      -----------
               Materials and supplies . . . .    $ 2,103,000      $ 1,486,000
               Work-in-progress . . . . . . .        188,000          265,000
               Finished goods . . . . . . . .        801,000          588,000
                                                 -----------      -----------
                                                 $ 3,092,000      $ 2,339,000
                                                 ===========      ===========

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2004, net income exceeded comprehensive income by $101,000, consisting of $91,000 in foreign currency translation losses and $10,000 in unrealized losses on available for sale securities. For the three months ended June 30, 2003, comprehensive income exceeded net income by $237,000, consisting of $243,000 in foreign currency translation gains and $6,000 in unrealized losses on available for sale securities.

4.  BUSINESS SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being two continuing business segments: multipurpose room furniture and healthcare seating, with multipurpose room furniture being the principal business segment. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, portable partitions, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales.

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months ended June 30, 2004 and 2003 is as follows:
                                               THREE MONTHS ENDED JUNE 30,
                                                  2004              2003
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $10,300,000       $10,050,000
  Healthcare seating . . . . . . . . . . . .     1,521,000         1,307,000
                                               -----------       -----------
                                               $11,821,000       $11,357,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,322,000       $ 1,836,000
  Healthcare seating . . . . . . . . . . . .       281,000           228,000
                                               -----------       -----------
                                               $ 1,603,000       $ 2,064,000
                                               ===========       ===========
Depreciation expense:
  Multipurpose room furniture. . . . . . . .   $   404,000       $   362,000
  Healthcare seating . . . . . . . . . . . .        47,000            29,000
                                               -----------       -----------
                                               $   451,000       $   391,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   834,000       $ 1,371,000
  Healthcare seating . . . . . . . . . . . .        16,000            70,000
                                               -----------       -----------
                                               $   850,000       $ 1,441,000
                                               ===========       ===========


                                                   June 30,        March 31,
                                                    2004             2004
                                                ------------     ------------
Total assets:
  Multipurpose room furniture. . . . . . . .     $29,168,000      $28,042,000
  Healthcare seating . . . . . . . . . . . .       3,911,000        3,914,000
                                                ------------     ------------
                                                 $33,079,000      $31,956,000
                                                ============     ============
Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000      $ 1,136,000
  Healthcare seating . . . . . . . . . . . .       1,105,000             --
                                                ------------     ------------
                                                 $ 2,190,000      $ 1,136,000
                                                ============     ============

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months ended June 30, 2004 and 2003, respectively.


                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                    2004          2003
                                                -----------   -----------
Net income as reported. . . . . . . . . . . . . $ 1,071,000   $ 1,262,000
                                                ===========   ===========
BASIC:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . .   4,268,941     4,121,576
                                                ===========   ===========
 Basic net income per share . . . . . . . . . .      $ 0.25        $ 0.31
                                                ===========   ===========
DILUTED:
 Common and common equivalent shares
  outstanding:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . . .   4,268,941     4,121,576
   Common stock equivalents from options
    computed on the treasury-stock method using
    the average fair market value of common
    stock outstanding during the period . . . .     209,953       183,928
                                                -----------   -----------
   Shares used in the computation . . . . . . .   4,478,894     4,305,504
                                                ===========   ===========
 Diluted net income per share . . . . . . . . .      $ 0.24        $ 0.29
                                                ===========   ===========



6.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for which the Company received a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner of the startup development company for some of the products sold by the startup company. The Company also extended a line of credit to the other owner of $125,000. During the quarter ended June 30, 2004, the full credit line of $125,000 was repaid.

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $150,000 for this note receivable. At June 30, 2004, the gross value of this note receivable was $233,000. At June 30, 2004, $54,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of June 30, 2004, the dealer was current on payments on this note receivable.


7.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

     In March 2004, the FASB reached a consensus on Emerging Issues Task Force
(EITF) Issue No.03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Management believes the adoption of Issue No. 03-1 will not have a material impact on the consolidated financial statements.


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


9.  RECENT ACQUISITION

     On April 1, 2004, the Company announced the acquisition of the assets of Versipanel LLC, a privately-owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona. The transaction was treated for accounting purposes as a purchase and accordingly, the Company has included the operating results of Versipanel in the financial statements from April 1, 2004.

     In conjunction with this acquisition, the Company paid $1,201,000 in cash. The acquisition resulted in goodwill of $1,085,000 all of which is deductible for tax purposes. Up to an additional $200,000 of the purchase price is contingently payable based on obtaining certain sales growth targets on the Versipanel product line through April 26, 2005. If achieved, goodwill will be increased by the amount paid out. The actual amount of goodwill recorded will also vary based upon the final purchase price allocation resulting from post-closing purchase price adjustments which may result from any breaches of sellers' representations, warranties or covenants.

     The unaudited pro forma results of operations of the Company for the three months ended June 30, 2003 and 2004 (assuming the acquisition of Versipanel had occurred as of April 1, 2003) are as follows:

                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                                    2004          2003
                                                -----------   -----------
Net sales . . . . . . . . . . . . . . . . . . . $11,821,000   $11,705,000
Net income. . . . . . . . . . . . . . . . . . .   1,071,000     1,271,000
Basic earnings per share. . . . . . . . . . . .        0.25          0.31
Diluted earnings per share. . . . . . . . . . .        0.24          0.30

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the attached consolidated financial statements of MITY Enterprises, Inc. (the "Company") and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. The downturn in the domestic and international economy, particularly the downturn in the furniture industry and some of the Company's target markets such as education and recreation, has negatively impacted the Company's historical sales growth rates in recent years. Continued terror threats and military conflicts have also negatively impacted many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. Industry experts reported a decline in the U.S. office furniture market of 19 percent for calendar year 2002 and 4 percent for calendar year 2003. Industry experts predict a recovery in calendar year 2004, with shipments projected to be up by 3 percent. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue. The Company's multipurpose room operations for the quarter ended June 30, 2004 performed near industry estimates as sales volumes increased 2 percent as compared to the prior year.

     The Company is preparing to launch its next generation of multipurpose room table. During the past few years, the Company has been developing a table that it believes is stronger, lighter, more durable and better able to withstand outdoor use than its current multipurpose room tables. The Company believes that it has developed a product that will meet most if not all of these criteria. During the past year, the Company has started shipping limited quantities of this new table to a few customers. The Company has struggled with perfecting its process to consistently produce tables that meet its quality expectations. The Company is continuing to work to improve the process and believes that it will be able to create a repeatable manufacturing process to produce these tables. The Company anticipates moving forward with a general product launch in the next six to nine months. However, because of the continued difficulties that the Company is facing in refining this process, it can give no assurance that the launch will take place in that time frame or that it will be successful in creating a repeatable process. If successful, the Company currently believes that its next generation table will largely replace its existing table sales over a period of one to two years. The Company also believes that if all of the performance criteria are met, it may be able to capture additional market share.

     During the past few years, chair sales have begun to make up a larger portion of the multipurpose room operations sales. Although table sales still predominate the volume of this operation, most of the increases in sales can be attributed to increases in chair sales. During the past fiscal year, the Company launched a new line of stacking chairs to complement its existing chair lines. The Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current line of chairs. However, there can be no assurance that the Company will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

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

     On April 1, 2004, the Company announced the acquisition of the assets of Versipanel LLC, a privately-owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona. Versipanel specializes in the production of a unique and innovative line of portable partitions, moveable walls, sight barriers, sound barriers, and other applications. The partitions are constructed of sound absorbing lightweight materials, making them easily portable. They can be used to create instant classrooms, portable dressing rooms and trade show meeting rooms. For the year ended December 31, 2003, Versipanel generated sales of approximately $1.5 million. During the quarter ended June 30, 2004, Versipanel was integrated into the multipurpose room furniture operation. The Company plans to sell the Versipanel products through its multipurpose room furniture sales system to existing customers.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. For the quarter ended June 30, 2004, the Company's healthcare seating operations have not been significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines.

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending September 30, 2004 will be up to 10 percent higher as compared to the prior year's second quarter. Despite these trends, the Company, for a variety of reasons including those described elsewhere herein, may not be successful in achieving this sales level in the second quarter.


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

Goodwill and other intangible assets: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel and the other intangible asset is intellectual property related to the Startup Development Company. During the quarter ended June 30, 2004, the Company reviewed the goodwill related to the Broda acquisition and the intellectual property related to the Startup Development Company. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill or the intellectual property related to the Startup Development Company.

Notes receivable: The Company reviews its notes receivable to determine likely collectability. Since the notes are with entities without a history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of what the liquidation value of the operations would be. At this time, the Company has created reserves on some of these notes receivable. Due to the high level of uncertainty in the success of these products, these notes receivable may not be ultimately realized.

Investment in affiliate: The Company has an investment in the Startup Development Company of $132,000. The Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses in the income statement. For the quarter ended June 30, 2004, this entity realized a net loss of $83,000, of which 50 percent or $41,000 was eliminated as a minority interest. However, the $41,000 elimination amount exceeded the amount of minority interest represented by the other partner's capital contribution by $7,000. Consequently, the full amount of the overage portion of the loss was recognized. The net amount of minority interest after-tax recognized for the quarter was $22,000.

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


COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     NET SALES. The Company's first quarter fiscal 2005 net sales of $11,821,000 were up 4 percent as compared with the first quarter net sales in the prior fiscal year. For the quarter ended June 30, 2004, the increase reflects sales increases, as compared to the quarter ended June 30, 2003, of 16 percent in the Company's healthcare chair operations and 3 percent in the Company's multipurpose room operations. The Company's total international sales represented 13 percent of net sales for the quarter ended June 30, 2004 and 2003. The Company attributes most of the increase in sales in the multipurpose room operations to a 17 percent increase in chair sales. This was partially offset by a 4 percent decline in table sales. The Company expects that its overall net sales will be up to 10 percent higher in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended June 30, 2004 decreased by 4 percentage points over the same quarter in the prior fiscal year to 35 percent. This decrease was due to higher overhead and labor costs associated primarily with the startup of the manufacturing operation for the Company's next generation table as well as higher freight costs at the multipurpose room furniture operation. The gross margin decrease was partially offset by lower material costs at the Company's healthcare seating operations.

     SELLING EXPENSES. Selling expenses were 15 percent of net sales in the first quarter of fiscal 2005, an increase of 2 percentage points from the first quarter of the prior fiscal year. Actual expenses increased by $233,000. Multipurpose room furniture selling costs increased by $169,000 over the prior fiscal year. This increase resulted primarily from higher personnel and marketing literature costs. Selling expenses at the healthcare seating operations increased by $64,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4 percent of net sales for the first quarter of fiscal 2005 as compared to 5 percent for the first quarter of the prior fiscal year. Actual spending decreased by 4 percent or $20,000. The decrease was primarily due to lower costs for professional and legal fees.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2 percent of net sales for the first quarter of fiscal 2005 as compared to 3 percent for the first quarter of the prior fiscal year. Actual spending decreased by $52,000 primarily due to lower costs for personnel, legal fees and prototyping at the Company's multipurpose room operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $63,000 for the first quarter of fiscal 2005 as compared to a net expense of $38,000 for the first quarter of fiscal 2004. First quarter interest income was $20,000 as compared to $33,000 in the first quarter of the prior fiscal year. Other income totaled $43,000 for the current quarter and consisted of $6,000 in gain on asset disposal, $36,000 in realized foreign currency exchange gains, and $1,000 in other income.

     MINORITY INTEREST. During the quarter ended June 30, 2004, the Startup Development Company in which the Company has a 50 percent equity interest realized a pre-tax net loss of $83,000. Since the Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $41,000, was eliminated as a minority interest. However, the $41,000 elimination amount exceeded the amount of minority interest represented by the other partner's capital contribution by $7,000. Consequently, the full amount of the overage portion of the loss was recognized. The net amount of minority interest after-tax recognized for the quarter was $22,000.

     NET INCOME. For the reasons stated above, the Company's fiscal 2005 first quarter net income $1,071,000 decreased $191,000 or 15 percent over the first quarter net income in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $4.70 million at June 30, 2004 as compared to $6.38 million at March 31, 2004.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:
                                                 THREE MONTHS ENDED
                                                   JUNE 30, 2004
                                                 ------------------
Net cash provided by operating activities. . . .     $   869,000
Purchases of available-for-sale securities . . .        (844,000)
Purchase of the assets of Versipanel, LLC. . . .      (1,201,000)
Purchases of property and equipment. . . . . . .        (850,000)
Net proceeds from exercise of stock options. . .         372,000

     The decrease in cash and cash equivalents was due primarily to the purchase of Versipanel ($1.20 million), purchases of property and equipment ($0.85 million), and the purchase of available-for-sale securities ($0.84 million). The decrease was partially offset by cash provided by operating activities ($0.87 million) and net proceeds related to the exercise of stock options ($0.37 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.74 million. As of June 30, 2004, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of June 30, 2004, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 2004, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.94 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at June 30, 2004 include current liabilities of $3.81 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                   JUNE 30,         MARCH 31,
                                                     2004             2004
                                                 -----------      -----------
Accounts payable. . . . . . . . . . . . . . . .   $1,970,000       $2,088,000
Accrued payroll . . . . . . . . . . . . . . . .      914,000        1,236,000
Accrued warranty expense. . . . . . . . . . . .      436,000          416,000
Other accruals. . . . . . . . . . . . . . . . .      485,000          383,000
                                                 -----------      -----------
Total current liabilities . . . . . . . . . . .   $3,805,000       $4,123,000
                                                 ===========      ===========

     The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $12,000) per month through August 2005.

     During the quarter ended March 31, 2002, the Company paid $50,000 as a good faith deposit for technology to be used in a separate startup development company to investigate the commercial development of a new technology. During the quarter ended December 31, 2002, the Company paid an additional $82,000. This technology investment of $132,000 was contributed to a startup development company for which the Company received a 50 percent equity ownership interest. The other 50 percent interest in the technology was contributed by the other 50 percent owner. The Company has entered into a royalty agreement with the other 50 percent owner of the startup development company for some of the products sold by the startup company. The Company also extended a line of credit to the other owner of $125,000. During the quarter ended June 30, 2004, the full credit line of $125,000 was repaid.

     On September 24, 2001, the Company announced its intention to repurchase up to 125,000 shares of the Company's common stock. On February 14, 2002, the Company announced its intention to repurchase up to an additional 150,000 shares, bringing the total number of shares approved for repurchase to 275,000. During the quarter ended June 30, 2003, the Company completed the repurchase of 275,000 shares. The board of directors further authorized an additional 10,000 shares to be repurchased during that quarter. This authorization was fulfilled as well. The Company does not currently have a share repurchase authorization. However, the Company may do additional repurchases in the future, which, if they occur, will reduce the Company's liquidity.

     In connection with the development and anticipated launch of the Company's next generation multipurpose room table, the Company has completed the construction of a new 63,000 square foot facility which is being used to manufacture the next generation tables. In addition, the Company is both purchasing and developing machinery and equipment to be used in this new process. As of June 30, 2004, the Company had invested, project to date, approximately $2.7 million for the building and $2.8 million for the capital equipment. The Company anticipates additional capital expenditures of approximately $0.7 million over the next 3 to 6 months for equipment. The Company anticipates funding these capital expenditures using existing capital reserves as well as using cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.

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

     - references to predicted increases in the institutional furniture and U.S. office furniture markets;

     - statements that the Company is getting ready to generally launch in the next six to nine months its next generation table product that is stronger, lighter, more durable and more able to withstand outdoor use than its current table products;

     - statements that the Company believes that it will be able to create a repeatable manufacturing process for its next generation table, and its belief that this table will largely replace its existing table over the next one to two years as well as its belief that it may be able to capture additional market share;

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

     - statements that the Company anticipates that its sales volumes during the second quarter of fiscal 2005 will be up to 10 percent higher as compared to the sales levels of the second quarter of fiscal 2004;

     - references to anticipated continued competitive pressure in multipurpose room table markets;

     - the statement that the Company plans to sell Versipanel products through its multipurpose room furniture sales system to existing customers;

     - the statement that the Company's healthcare seating operations are less subject to economic pressures than its multipurpose room furniture operations but more subject to changes in the regulatory environment;

     - the statement that future growth in the Company's healthcare seating operation depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines;

     - statements that management believes it is more likely than not that future earnings will be sufficient to recover deferred tax assets;

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

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

     - downturns or improvements in domestic and international economies and business conditions specifically in the institutional furniture industry;

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

     - the Company's ability to effectively address any unanticipated design and manufacturing challenges with respect to its next generation table products and generally launch such table products by the anticipated launch dates;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended June 30, 2004. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of June 30, 2004, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.


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

         (b)  Reports on Form 8-K

                On April 2, 2004 the Company filed a current report on Form 8-K announcing its purchase of Versipanel, LLC and increasing its fourth quarter net sales growth estimate.

                On May 20, 2004 the Company filed a current report on Form 8-K announcing its financial results for the fourth fiscal quarter and year end of fiscal year 2004.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MITY Enterprises, Inc.


Date: July 28, 2004                     /s/ Bradley T Nielson
                                        -----------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: July 28, 2004                     /s/ Paul R. Killpack
                                        -----------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)