Form 10-Q
period 2004-09-30
MITY ENTERPRISES INC
filed 2004-10-29
CIK 921030

------------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-Q
(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2004

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to

                        Commission file number 0-23898

          ---------------------------------------------------------
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

          ---------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     There were 4,299,522 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 27, 2004.
------------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                SEPTEMBER 30,      MARCH 31,
                                                    2004             2004
ASSETS                                          ------------     ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $ 6,070,000      $ 6,382,000
  Available-for-sale securities. . . . . . . .     2,073,000        1,050,000
  Accounts receivable, less allowances of
    $412,000 at September 30, 2004 and
    $339,000 at March 31, 2004 . . . . . . . .     6,514,000        5,586,000
  Inventories. . . . . . . . . . . . . . . . .     3,078,000        2,339,000
  Tax receivable . . . . . . . . . . . . . . .          -             781,000
  Prepaid expenses and other current assets. .       379,000          477,000
  Deferred income taxes, current . . . . . . .       628,000          568,000
                                                ------------     ------------
Total current assets . . . . . . . . . . . . .    18,742,000       17,183,000
Property and equipment, net. . . . . . . . . .    13,808,000       13,230,000
Deferred income taxes. . . . . . . . . . . . .          -              63,000
Goodwill . . . . . . . . . . . . . . . . . . .     2,255,000        1,136,000
Other intangible asset, net. . . . . . . . . .       245,000          264,000
Notes receivable, net. . . . . . . . . . . . .        48,000           80,000
                                                ------------     ------------
Total assets . . . . . . . . . . . . . . . . .   $35,098,000      $31,956,000
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 2,179,000        2,088,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     2,190,000        2,035,000
                                                ------------     ------------
Total current liabilities. . . . . . . . . . .     4,369,000        4,123,000
Deferred income tax. . . . . . . . . . . . . .        93,000             -
Minority interest. . . . . . . . . . . . . . .          -              34,000
                                                ------------     ------------
Total liabilities. . . . . . . . . . . . . . .     4,462,000        4,157,000
Commitments and contingencies. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,298,672 at September 30,
      2004 and 4,258,590 at March 31, 2004 . .        43,000           43,000
    Additional paid-in capital . . . . . . . .    11,995,000       11,469,000
    Retained earnings. . . . . . . . . . . . .    18,080,000       15,868,000
    Accumulated other comprehensive income . .       518,000          419,000
                                                ------------     ------------
  Total stockholders' equity . . . . . . . . .    30,636,000       27,799,000
                                                ------------     ------------
Total liabilities and stockholders' equity . .   $35,098,000      $31,956,000
                                                ============     ============
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2004           2003
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $13,122,000    $11,277,000
Cost of products sold . . . . . . . . . . . . . .    8,520,000      6,788,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    4,602,000      4,489,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,858,000      1,613,000
  General and administrative. . . . . . . . . . .      512,000        478,000
  Research and development. . . . . . . . . . . .      328,000        335,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    2,698,000      2,426,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    1,904,000      2,063,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       53,000          6,000
  Other . . . . . . . . . . . . . . . . . . . . .     (142,000)         1,000
                                                  ------------   ------------
Total other income (expense), net . . . . . . . .      (89,000)         7,000
                                                  ------------   ------------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    1,815,000      2,070,000
Provision for income taxes. . . . . . . . . . . .      675,000        789,000
                                                  ------------   ------------
Net income before minority interest . . . . . . .    1,140,000      1,281,000
Minority interest . . . . . . . . . . . . . . . .         -            22,000
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,140,000    $ 1,303,000
                                                  ============   ============
Basic earnings per share. . . . . . . . . . . . .  $      0.27    $      0.32
                                                  ============   ============
Weighted average number of common shares - basic.    4,296,892      4,124,409
                                                  ============   ============

Diluted earnings per share. . . . . . . . . . . .  $      0.25    $      0.30
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,486,206      4,296,226
                                                  ============   ============


         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2004           2003
                                                  ------------   ------------
Net sales . . . . . . . . . . . . . . . . . . . .  $24,943,000    $22,634,000
Cost of products sold . . . . . . . . . . . . . .   16,200,000     13,704,000
                                                  ------------   ------------
Gross profit. . . . . . . . . . . . . . . . . . .    8,743,000      8,930,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    3,590,000      3,112,000
  General and administrative. . . . . . . . . . .    1,034,000      1,020,000
  Research and development. . . . . . . . . . . .      612,000        671,000
                                                  ------------   ------------
Total expenses. . . . . . . . . . . . . . . . . .    5,236,000      4,803,000
                                                  ------------   ------------
Income from operations. . . . . . . . . . . . . .    3,507,000      4,127,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       73,000         39,000
  Other . . . . . . . . . . . . . . . . . . . . .      (99,000)       (70,000)
                                                  ------------   ------------
Total other expense, net. . . . . . . . . . . . .      (26,000)       (31,000)
                                                  ------------   ------------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    3,481,000      4,096,000
Provision for income taxes. . . . . . . . . . . .    1,292,000      1,565,000
                                                  ------------   ------------
Net income before minority interest . . . . . . .    2,189,000      2,531,000
Minority interest . . . . . . . . . . . . . . . .       22,000         34,000
                                                  ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . .  $ 2,211,000    $ 2,565,000
                                                  ============   ============
Basic earnings per share. . . . . . . . . . . . .  $      0.52    $      0.62
                                                  ============   ============
Weighted average number of common shares - basic.    4,282,993      4,123,000
                                                  ============   ============

Diluted earnings per share. . . . . . . . . . . .  $      0.49    $      0.60
                                                  ============   ============
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,482,627      4,300,873
                                                  ============   ============



         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2004           2003
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 2,211,000    $ 2,565,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       956,000        779,000
    Deferred taxes . . . . . . . . . . . . . . .        96,000        178,000
    Net gain on disposal of equipment. . . . . .        (1,000)          --
    Tax benefit from exercise of stock options .       108,000         31,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (811,000)    (1,242,000)
      Inventories. . . . . . . . . . . . . . . .      (671,000)      (642,000)
      Prepaid expenses and other current assets.       108,000        (86,000)
      Tax receivable . . . . . . . . . . . . . .       780,000        863,000
      Accounts payable . . . . . . . . . . . . .        13,000       (426,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .        65,000        498,000
                                                  ------------   ------------
Net cash provided by operating activities. . . .     2,854,000      2,518,000
                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (1,089,000)      (863,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .        60,000      2,350,000
Proceeds from sales of property & equipment. . .        76,000           --
Decrease in notes receivable . . . . . . . . . .        32,000         39,000
Purchase of Versipanel . . . . . . . . . . . . .    (1,201,000)          --
Purchases of property and equipment. . . . . . .    (1,436,000)    (2,189,000)
                                                  ------------   ------------
Net cash used in investing activities. . . . . .    (3,558,000)      (663,000)
                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       419,000        342,000
Minority interest. . . . . . . . . . . . . . . .       (34,000)       (35,000)
Purchase and retirement of common stock. . . . .          -          (336,000)
                                                  ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .       385,000        (29,000)
                                                  ------------   ------------
Effect of exchange rate changes on cash. . . . .         7,000         18,000
                                                  ------------   ------------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .      (312,000)     1,844,000
Cash and cash equivalents at beginning of period     6,382,000      2,203,000
                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 6,070,000    $ 4,047,000
                                                  ============   ============


         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2004           2003
                                                   -----------    -----------
Net cash paid during the period for income taxes . $   393,000    $   468,000



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
                                                           ===========


On September 30, 2004, the Company sold its 50 percent equity ownership interest in the startup development company to the other 50 percent owner. The Company exchanged its ownership interest for an exclusive license for furniture products and selected other products, release of all royalty obligations on existing and future products, and other considerations. This total transaction is recorded as an intangible asset on the balance sheet for $245,000.













         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim period. Results of operations for the three months and six months ended September 30, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2005.

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

STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has decided to continue applying Accounting Principles Board (APB) Statement No. 25 (as permitted by SFAS No. 123 and SFAS no. 148). The required disclosure of the effects of SFAS No. 123 and SFAS No. 148 are included in the consolidated financial statements. Accordingly, no compensation cost has been recognized for its stock option plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost of the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2004           2003
                                                  ----------      ----------
Net income, as reported                           $1,140,000      $1,303,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax            54,000          35,000
                                                  ----------      ----------
Pro forma net income                              $1,086,000      $1,268,000
                                                  ==========      ==========
Earnings per share - basic:
  As reported                                          $0.27           $0.32
  Pro forma                                             0.25            0.31

Earnings per share - diluted:
  As reported                                          $0.25           $0.30
  Pro forma                                             0.24            0.30


                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2004           2003
                                                  ----------      ----------
Net income, as reported                           $2,211,000      $2,565,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax           107,000          69,000
                                                  ----------      ----------
Pro forma net income                              $2,104,000      $2,496,000
                                                  ==========      ==========

Earnings per share - basic:
  As reported                                           $0.52           $0.62
  Pro forma                                              0.49            0.61

Earnings per share - diluted:
  As reported                                           $0.49           $0.60
  Pro forma                                              0.47            0.58


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the six months ended September 30, 2004 and 2003, respectively: expected volatility of 43 percent and 45 percent, risk free interest rate of
2.64 percent and 1.75 percent, and expected lives of three years. During the six months ended September 30, 2004 and 2003, respectively, 13,750 and 6,300 options were granted. Under SFAS No. 123, the weighted average fair value per share of options issued during the six months ended September 30, 2004 and 2003 was $5.42 and $4.63, respectively.

2.  INVENTORIES

     Inventories consisted of the following:

                                                September 30,      March 31,
                                                    2004             2004
                                                ------------     ------------
               Materials and supplies . . . .    $ 2,003,000      $ 1,486,000
               Work-in-progress . . . . . . .        177,000          265,000
               Finished goods . . . . . . . .        898,000          588,000
                                                ------------     ------------
                                                 $ 3,078,000      $ 2,339,000
                                                ============     ============

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the six months ended September 30, 2004, comprehensive income exceeded net income by $99,000, consisting of $106,000 in foreign currency translation gains and $7,000 in unrealized losses on available for sale securities. For the six months ended September 30, 2003, comprehensive income exceeded net income by $234,000, consisting of $232,000 in foreign currency translation gains and $2,000 in unrealized gains on available for sale securities.


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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and six months ended September 30, 2004 and 2003 is as follows:
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                  2004              2003
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $11,449,000       $ 9,780,000
  Healthcare seating . . . . . . . . . . . .     1,673,000         1,497,000
                                              ------------      ------------
                                               $13,122,000       $11,277,000
                                              ============      ============

Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,543,000       $ 1,690,000
  Healthcare seating . . . . . . . . . . . .       361,000           373,000
                                              ------------      ------------
                                               $ 1,904,000       $ 2,063,000
                                              ============      ============
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   451,000       $   356,000
  Healthcare seating . . . . . . . . . . . .        54,000            32,000
                                              ------------      ------------
                                               $   505,000       $   388,000
                                              ============      ============
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   561,000       $   739,000
  Healthcare seating . . . . . . . . . . . .        25,000             9,000
                                              ------------      ------------
                                               $   586,000       $   748,000
                                              ============      ============

                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                  2004              2003
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $21,750,000       $19,830,000
  Healthcare seating . . . . . . . . . . . .     3,193,000         2,804,000
                                              ------------      ------------
                                               $24,943,000       $22,634,000
                                              ============      ============
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 2,865,000       $ 3,526,000
  Healthcare seating . . . . . . . . . . . .       642,000           601,000
                                              ------------      ------------
                                               $ 3,507,000       $ 4,127,000
                                              ============      ============
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   855,000       $   718,000
  Healthcare seating . . . . . . . . . . . .       101,000            61,000
                                              ------------      ------------
                                               $   956,000       $   779,000
                                              ============      ============
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 1,395,000       $ 2,110,000
  Healthcare seating . . . . . . . . . . . .        41,000            79,000
                                              ------------      ------------
                                               $ 1,436,000       $ 2,189,000
                                              ============      ============

                                                September 30,      March 31,
                                                    2004             2004
                                                ------------     ------------
Total assets:
  Multipurpose room furniture. . . . . . . .     $30,492,000      $28,042,000
  Healthcare seating . . . . . . . . . . . .       4,606,000        3,914,000
                                                ------------     ------------
                                                 $35,098,000      $31,956,000

                                                ============     ============
Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000             -
  Healthcare seating . . . . . . . . . . . .       1,170,000      $ 1,136,000
                                                ------------     ------------
                                                 $ 2,255,000      $ 1,136,000
                                                ============     ============


5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and six months ended September 30, 2004 and 2003, respectively.
                               Three months ended         Six months ended
                                  September 30,             September 30,
                                 2004        2003         2004        2003
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$ 1,140,000 $ 1,303,000  $ 2,211,000 $ 2,565,000
                             =========== ===========  =========== ===========
BASIC:
 Weighted average number of
  common shares outstanding .  4,296,892   4,124,409    4,282,993   4,123,000
                             =========== ===========  =========== ===========
 Basic net income per share .     $ 0.27      $ 0.32       $ 0.52      $ 0.62
                             =========== ===========  =========== ===========
DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,296,892   4,124,409    4,282,993   4,123,000
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    189,314     171,817      199,634     177,873
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,486,206   4,296,226    4,482,627   4,300,873
                             =========== ===========  =========== ===========
 Diluted net income per share     $ 0.25      $ 0.30       $ 0.49      $ 0.60
                             =========== ===========  =========== ===========

6.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

     In 2002, the Company acquired a 50 percent interest in a startup development company. On September 30, 2004, the Company sold its 50 percent equity ownership interest in the startup development company to the other 50 percent owner. The Company exchanged its ownership interest for an exclusive license for furniture products and selected other products, release of all royalty obligations on existing and future products, and other considerations. The Company has retained most of the tangible assets and liabilities of the startup development company including cash, inventory, fixed assets, and accounts payable. The Company has obtained other intangible assets represented by the exclusive license for furniture products and selected other products totaling $245,000.

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $150,000 for this note receivable. At September 30, 2004, the gross value of this note receivable was $216,000. At September 30, 2004, $54,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of September 30, 2004, the dealer was current on payments on this note receivable.

7.  COMMITMENTS AND CONTINGENCIES

     The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material affect on the consolidated financial statements.

     The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any.

8.  RECENT ACQUISITION

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

     The unaudited pro forma results of operations of the Company for the six months ended September 30, 2003 and 2004 (assuming the acquisition of Versipanel had occurred as of April 1, 2003) are as follows:

                                                    Six months ended
                                                      September 30,
                                                    2004          2003
                                                -----------   -----------
Net sales . . . . . . . . . . . . . . . . . . . $24,943,000   $23,191,000
Net income. . . . . . . . . . . . . . . . . . .   2,218,000     2,558,000
Basic earnings per share. . . . . . . . . . . .        0.52          0.62
Diluted earnings per share. . . . . . . . . . .        0.49          0.59

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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. After three years of declines in the office furniture marketplace due to the downturn in the domestic and international economy, so far this calendar year, the office furniture marketplace has started to grow again. Through August 2004, industry experts are reporting an increase of 4 percent in shipments. Industry experts predict a continued recovery in calendar year 2004, with shipments projected to be up by 5 percent. The Company's multipurpose room operations for the quarter ended September 30, 2004 exceeded estimates for the industry as sales volumes increased 17 percent as compared to the prior year. However, continued terror threats and military conflicts could again negatively impact many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. During this calendar year, there has also been significant pressure on commodity prices for many of the raw materials that the Company uses including steel, wood, and plastic. This has caused a tightening in gross margins, which has caused the Company to increase the price of its products. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue.

     The Company is preparing to launch its next generation of multipurpose room table. During the past few years, the Company has been developing a table that it believes is stronger, lighter, more durable and better able to withstand outdoor use than its current multipurpose room tables. The Company believes that it has developed a product that will meet most if not all of these criteria, but at a cost that is about equal to the existing table line. During the past year, the Company has started shipping limited quantities of this new table to a few customers. The Company has struggled with perfecting its process to consistently produce next generation tables that meet its quality expectations. The Company is continuing to work to improve the process and believes that it will be able to create a repeatable manufacturing process to produce these tables. The Company anticipates moving forward with a general product launch in the next six to nine months. However, because of the continued difficulties that the Company is facing in refining this process, it can give no assurance that the launch will take place in that time frame or that it will be successful in creating a repeatable process. If successful, the Company currently believes that its next generation table will largely replace its existing table sales over a period of one to two years. The Company also believes that if all of the performance criteria are met, it may be able to capture additional market share.

     During the past few years, chair sales have begun to make up a larger portion of the multipurpose room operations sales. Although table sales still dominate the volume of this operation, most of the increases in sales can be attributed to increases in chair sales. During the past fiscal year, the Company launched a new line of stacking chairs to complement its existing chair lines. The Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current line of chairs. However, there can be no assurance that the Company will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

     In 2002, the Company acquired a 50 percent interest in a separate startup development company. On September 30, 2004, the Company exchanged its 50 percent equity ownership interest in the startup development company to the other 50 percent owner in exchange for an exclusive license for furniture products and selected other products, release of all royalty obligations on existing and future products, and other considerations. With the future licenses on other products, the Company will continue to investigate the commercial development of the technology related to the manufacturing process the Company is using for its next generation tables. The Company believes that this technology may be used for the internal development of new products which may be outside of its current multipurpose room marketplace. Pending the launch of the Company's next generation table, the Company will continue to evaluate potential applications of this process to determine which new products, if any, would be best suited for the Company to start developing. There is no guarantee that the Company will be able to find other suitable applications for this technology.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. During the recent economic downturn, the Company's healthcare seating operations has not been significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines.

     During the past few years, the Company has hired direct employees in the U.S. to market its healthcare seating production, replacing some of the dealers and distributors that it previously had in those areas. To date, the Company has a sales presence through these direct employees in parts of approximately 12 states. The Company intends to expand this presence in the coming years.

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending December 31, 2004 will be up to 10 percent higher as compared to the prior year's third quarter. Despite these trends, the Company, for a variety of reasons including those described elsewhere herein, may not be successful in achieving this sales level in the second quarter.

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

GOODWILL AND OTHER INTANGIBLE ASSET: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel and the other intangible asset was intellectual property related to the startup development company. During the quarter ended June 30, 2004, the Company reviewed the goodwill related to the Broda acquisition and the intellectual property related to the startup development company. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill or the other intangible asset.

NOTES RECEIVABLE: The Company reviews its notes receivable to determine likely collectability. Since some of the notes are with entities without a history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of the financial strength of the entities. At this time, the Company has created reserves on some of these notes receivable. Due to the high level of uncertainty in the success of these entities, these notes receivable may not be ultimately realized.

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

PENSION LIABILITY: The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company is investigating this matter and does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any.

COMPARISON OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

     NET SALES. The Company's second quarter fiscal 2005 net sales of $13,122,000 were up 16 percent as compared with the second quarter net sales in the prior fiscal year. For the quarter ended September 30, 2004, the increase reflects sales increases, as compared to the quarter ended September 30, 2003, of 12 percent in the Company's healthcare chair operations and 17 percent in the Company's multipurpose room operations. The Company's total international sales represented 16 percent of net sales for the quarter ended September 30, 2004 and 12 percent of net sales for the prior year's quarter. The Company attributes most of the increase in sales in the multipurpose room operations to a 15 percent increase in table sales, a 14 percent increase in chair sales, and a 60 percent increase in other sales. The Company expects that its overall net sales will be up to 10 percent higher in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004.

     For the six months ended September 30, 2004, the Company's net sales of $24,943,000 represented an increase of 10 percent over the same period in the prior fiscal year. For the six months ended September 30, 2004, the increase reflects sales increases, as compared to the six months ended September 30, 2003, of 14 percent in the Company's healthcare chair operations and 10 percent in the Company's multipurpose room operations. The Company's total international sales represented 14 percent of net sales for the six months ended September 30, 2004 as compared to 12 percent in the prior year's period. The 10 percent increase in the Company's multipurpose room operations is attributed to a 16 percent increase in chair sales, a 5 percent increase in table sales, and a 53 percent increase in other sales. Although table sales still make up the majority of net sales, during the past few years, non-table products have grown at a faster rate and account for an increasingly larger portion of the business. For the six months ended September 30, 2004, table sales accounted for 60 percent of net sales, multipurpose room chair sales accounted for 20 percent, and healthcare chairs were 13 percent. Other sales, consisting primarily of sales of carts, portable partitions, and lecterns, totaled 7 percent of the Company's net sales.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended September 30, 2004 decreased by 5 percentage points over the same quarter in the prior fiscal year to 35 percent. This decrease was due to higher overhead and labor costs associated primarily with the startup of the manufacturing operation for the Company's next generation table as well as higher material costs due to higher commodity pricing at the multipurpose room furniture operation. The gross margin decrease was also negatively impacted by higher material costs at the Company's healthcare seating operations.

     Gross profit as a percentage of net sales in the six months ended September 30, 2004 decreased by 4 percentage points over the same period in the prior fiscal year to 35 percent. This decrease was due to higher labor and overhead costs associated with the startup of the manufacturing operation for the Company's next generation table, and higher material and overhead costs at the Company's multipurpose room operations.

     SELLING EXPENSES. Selling expenses were 14 percent of net sales in the second quarter of fiscal 2005, unchanged from the second quarter of the prior fiscal year. Actual expenses increased by $245,000. Multipurpose room furniture selling costs increased by $229,000 over the prior fiscal year. This increase resulted primarily from higher personnel and marketing literature costs. Selling expenses at the healthcare seating operations increased by $16,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     Selling expenses were 14 percent of net sales for the six months ended September 30, 2004, and 2003. Actual expenses increased by $478,000. Multipurpose room furniture selling costs increased by $398,000 over the prior fiscal year. This increase resulted primarily from higher personnel and commission costs. Selling expenses at the healthcare seating operations increased by $80,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4 percent of net sales for the second quarter of fiscal 2005 and 2004. Actual spending increased by 7 percent or $34,000. The increase was primarily due to higher professional fees and personnel costs.

     General and administrative expenses were 4 percent of net sales for the six months ended September 30, 2004 as compared to 5 percent for the same period of the prior fiscal year. Actual spending increased by 1 percent or $14,000.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2 percent of net sales for the second quarter of fiscal 2005 as compared to 3 percent for the second quarter of the prior fiscal year. Actual spending decreased by $7,000 primarily due to lower costs for personnel and prototyping at the Company's multipurpose room operations.

     Research and development expenses were 2 percent of net sales for the six months ended September 30, 2004, as compared to 3 percent in the same period of the prior fiscal year. Actual spending decreased by $59,000 primarily due to lower costs for personnel and prototyping at the Company's multipurpose room operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to a net expense of $89,000 for the second quarter of fiscal 2005 as compared to net income of $7,000 for the second quarter of fiscal 2004. Second quarter interest income was $53,000 as compared to $6,000 in the second quarter of the prior fiscal year. Other expenses totaled $142,000 for the current quarter and consisted of $105,000 in realized foreign currency exchange losses, $5,000 in losses on asset disposal, and $32,000 in other expenses.

     Other income and expense netted to a net expense of $26,000 for the six months ended September 30, 2004. Interest income was $73,000, an increase of $34,000 from the same period of the prior fiscal year. The increase was due to a higher rate of return on a higher cash balance held in the current fiscal year. Other expenses, which totaled $99,000 for the six months ended September 30, 2004, consisted of $69,000 in realized foreign currency exchange losses and other expenses of $30,000.

     MINORITY INTEREST. During the quarter ended September 30, 2004, the startup development company in which the Company had a 50 percent equity interest realized a pre-tax net loss of $60,000. Since the Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $30,000, was eliminated as a minority interest. However, the $30,000 elimination amount exceeded the amount of minority interest represented by the other partner's capital contribution. Consequently, the full amount of the loss was recognized.

     During the six months ended September 30, 2004, the startup development company in which the Company had a 50 percent equity interest realized a pre-tax net loss of $143,000. Since the Company consolidates this entity within its financial statements and eliminates the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $71,000, was eliminated as a minority interest. However, the $71,000 elimination amount exceeded the amount of minority interest represented by the other partner's capital contribution by $37,000. Consequently, $37,000 was fully recognized, while $34,000, or $22,000 after-tax, was allocated to the minority interest.

     NET INCOME. For the reasons stated above, the Company's fiscal 2005 second quarter net income $1,140,000 decreased $163,000 or 13 percent over the second quarter net income in the prior fiscal year.

     For the reasons stated above, net income for the six months ended September 30, 2004 was $2,211,000, a decrease of $354,000 or 14 percent over the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $6.07 million at September 30, 2004 as compared to $6.38 million at March 31, 2004.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:
                                                    SIX MONTHS ENDED
                                                   SEPTEMBER 30, 2004
                                                   ------------------
Net cash provided by operating activities. . . .     $ 2,854,000
Net purchases of available-for-sale securities .      (1,029,000)
Purchase of the assets of Versipanel, LLC. . . .      (1,201,000)
Purchases of property and equipment. . . . . . .      (1,436,000)
Net proceeds from exercise of stock options. . .         419,000

     The decrease in cash and cash equivalents was due primarily to the purchase of Versipanel ($1.20 million), purchases of property and equipment ($1.44 million), and the net purchase of available-for-sale securities ($1.03 million). The decrease was partially offset by cash provided by operating activities ($2.85 million) and net proceeds related to the exercise of stock options ($0.42 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.79 million. As of September 30, 2004, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of September 30, 2004, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 2004, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.23 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at September 30, 2004 include current liabilities of $4.37 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                September 30,      March 31,
                                                    2004             2004
                                                ------------     ------------
Accounts payable. . . . . . . . . . . . . . . .   $2,179,000       $2,088,000
Accrued payroll . . . . . . . . . . . . . . . .    1,180,000        1,236,000
Accrued warranty expense. . . . . . . . . . . .      436,000          416,000
Other accruals. . . . . . . . . . . . . . . . .      574,000          383,000
                                                ------------     ------------
Total current liabilities . . . . . . . . . . .   $4,369,000       $4,123,000
                                                ============     ============

     The Company has also entered into two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $12,000) per month through August 2005.

     In connection with the development and anticipated launch of the Company's next generation multipurpose room table, the Company has completed the construction of a new 63,000 square foot facility which is being used to manufacture the next generation tables. In addition, the Company is both purchasing and developing machinery and equipment to be used in this new process. As of September 30, 2004, the Company had invested, project to date, approximately $2.7 million for the building and $3.2 million for the capital equipment. The Company anticipates additional capital expenditures of approximately $1 million over the next 3 to 6 months for equipment. The Company anticipates funding these capital expenditures using existing capital reserves as well as using cash from operations. However, there is no assurance that such resources will be sufficient and that the Company will not need to raise additional capital.

     The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company is investigating this matter and does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any. However, if the Company is obligated for any or all of this amount, it would reduce the Company's liquidity.


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

     - statements that the Company is getting ready to generally launch in the next six to nine months its next generation table product that it believes is stronger, lighter, more durable and more able to withstand outdoor use than its current table products but at a cost that is about equal to its existing table;

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

     - statements about the Company's belief that it will be able to use licenses from its previously owned startup development company to develop new products outside of the Company's current multipurpose room marketplace;

     - statements that the Company anticipates that its sales volumes during the third quarter of fiscal 2005 will be up to 10 percent higher as compared to the sales levels of the third quarter of fiscal 2004;

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

     - the statement that the Company intends to expand the number of direct employees hired to market its healthcare seating products in the coming years;

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

     - statements related to anticipated capital expenditures related to the Company's next generation table and the Company's ability to fund such expenditures; and

     - statements related to the Company's belief that it is not liable for certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

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

     - the risk that the Company may become liable for certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business; and

     - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended September 30, 2004. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of September 30, 2004, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

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

                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of the shareholders on August 5, 2004. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar, C. Lewis Wilson, and Hal B. Heaton were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                                      Shares         Shares         Shares
                                   Voted in Favor   Withheld       Not Voted
Gregory L. Wilson                    4,164,940        14,141        90,972
Ralph E. Crump                       4,166,040        13,041        90,972
Peter Najar                          4,165,240        13,841        90,972
C. Lewis Wilson                      4,164,740        14,341        90,972
Hal B. Heaton                        4,168,740        10,341        90,972


ITEM 6.  EXHIBITS

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

                                        MITY Enterprises, Inc.


Date: October 28, 2004                  /s/ Bradley T Nielson
                                        ------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: October 28, 2004                  /s/ Paul R. Killpack
                                        ------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)