Form 10-Q
period 2004-12-31
MITY ENTERPRISES INC
filed 2005-01-31
CIK 921030

-----------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549

          ------------------------------------------------------------
                                  Form 10-Q
(Mark One)


           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2004

                                      or

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

     There were 4,314,883 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 27, 2005.
-----------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                December 31,       March 31,
ASSETS                                              2004             2004
                                                 -----------      -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . .   $ 6,049,000      $ 6,382,000
  Available-for-sale securities. . . . . . . .     2,906,000        1,050,000
  Accounts receivable, less allowances of
    $308,000 at December 31, 2004 and
    $339,000 at March 31, 2004 . . . . . . . .     5,893,000        5,586,000
  Inventories (see note 9) . . . . . . . . . .     3,672,000        2,339,000
  Tax receivable . . . . . . . . . . . . . . .          -             781,000
  Prepaid expenses and other current assets. .       310,000          477,000
  Deferred income taxes, current (see note 9).       586,000          568,000
Total current assets . . . . . . . . . . . . .    19,416,000       17,183,000
                                                 -----------      -----------
Property and equipment, net (see note 9) . . .    13,861,000       13,230,000
Deferred income taxes. . . . . . . . . . . . .          -              63,000
Goodwill . . . . . . . . . . . . . . . . . . .     2,319,000        1,136,000
Other intangible asset, net (see note 9) . . .       231,000          264,000
Notes receivable, net. . . . . . . . . . . . .        25,000           80,000
                                                 -----------      -----------
Total assets . . . . . . . . . . . . . . . . .   $35,852,000      $31,956,000
                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . .   $ 1,744,000        2,088,000
  Accrued expenses and other current
    liabilities. . . . . . . . . . . . . . . .     2,187,000        2,035,000
                                                 -----------      -----------
Total current liabilities. . . . . . . . . . .     3,931,000        4,123,000
Deferred income tax. . . . . . . . . . . . . .       201,000             -
Minority interest. . . . . . . . . . . . . . .          -              34,000
                                                 -----------      -----------
Total liabilities. . . . . . . . . . . . . . .     4,132,000        4,157,000
Commitments and contingencies. . . . . . . . .          --               --
Stockholders' equity:
    Preferred stock, par value $.10 per
      share; authorized 3,000,000 shares; no
      shares issued and outstanding. . . . . .          --               --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued
      and outstanding 4,313,838 at December 31,
      2004 and 4,258,590 at March 31, 2004 . .        43,000           43,000
    Additional paid-in capital . . . . . . . .    12,083,000       11,469,000
    Retained earnings (see note 9) . . . . . .    18,875,000       15,868,000
    Accumulated other comprehensive income . .       719,000          419,000
                                                 -----------      -----------
  Total stockholders' equity . . . . . . . . .    31,720,000       27,799,000
                                                 -----------      -----------
Total liabilities and stockholders' equity . .   $35,852,000      $31,956,000
                                                 ===========      ===========
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  Three months ended Dec. 31,
                                                      2004           2003
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $11,635,000    $10,976,000
Cost of products sold . . . . . . . . . . . . . .    7,630,000      6,764,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    4,005,000      4,212,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,945,000      1,689,000
  General and administrative. . . . . . . . . . .      476,000        336,000
  Research and development. . . . . . . . . . . .      314,000        329,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    2,735,000      2,354,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    1,270,000      1,858,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       44,000         19,000
  Other . . . . . . . . . . . . . . . . . . . . .      (60,000)       (41,000)
                                                   -----------    -----------
Total other expense, net. . . . . . . . . . . . .      (16,000)       (22,000)
                                                   -----------    -----------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    1,254,000      1,836,000
Provision for income taxes. . . . . . . . . . . .      459,000        649,000
                                                   -----------    -----------
Net income before minority interest . . . . . . .      795,000      1,187,000
Minority interest . . . . . . . . . . . . . . . .         -           (41,000)
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $   795,000    $ 1,146,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.18    $      0.28
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,301,266      4,162,872
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.18    $      0.26
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,462,038      4,410,412
                                                   ===========    ===========



         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                   Nine months ended Dec. 31,
                                                      2004           2003
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $36,578,000    $33,610,000
Cost of products sold . . . . . . . . . . . . . .   23,830,000     20,468,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .   12,748,000     13,142,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    5,535,000      4,801,000
  General and administrative. . . . . . . . . . .    1,510,000      1,356,000
  Research and development. . . . . . . . . . . .      926,000      1,000,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    7,971,000      7,157,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    4,777,000      5,985,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .      117,000         58,000
  Other . . . . . . . . . . . . . . . . . . . . .     (159,000)      (111,000)
                                                   -----------    -----------
Total other expense, net. . . . . . . . . . . . .      (42,000)       (53,000)
                                                   -----------    -----------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    4,735,000      5,932,000
Provision for income taxes. . . . . . . . . . . .    1,751,000      2,214,000
                                                   -----------    -----------
Net income before minority interest . . . . . . .    2,984,000      3,718,000
Minority interest . . . . . . . . . . . . . . . .       22,000         (7,000)
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 3,006,000    $ 3,711,000
                                                   ===========    ===========

Basic earnings per share. . . . . . . . . . . . .  $      0.70    $      0.90
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,289,106      4,136,339
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.67    $      0.86
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,475,784      4,337,433
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   Nine months ended Dec. 31,
                                                      2004           2003
                                                   -----------    -----------
Cash flows from operating activities
Net income . . . . . . . . . . . . . . . . . . .   $ 3,006,000    $ 3,711,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .     1,423,000      1,205,000
    Deferred taxes . . . . . . . . . . . . . . .       248,000        201,000
    Loss (gain) on disposal of equipment . . . .        (1,000)        21,000
    Tax benefit from exercise of stock options .       111,000        194,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .       (62,000)    (1,282,000)
      Inventories. . . . . . . . . . . . . . . .    (1,236,000)      (829,000)
      Prepaid expenses and other current assets.       180,000       (253,000)
      Tax receivable . . . . . . . . . . . . . .       780,000        626,000
      Accounts payable . . . . . . . . . . . . .      (416,000)      (600,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .        18,000        768,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     4,051,000      3,762,000
                                                   -----------    -----------

Cash flows from investing activities
Purchases of available-for-sale securities . . .    (2,206,000)    (1,813,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .       341,000      2,750,000
Proceeds from sales of property & equipment. . .        76,000          1,000
Decrease in notes receivable . . . . . . . . . .        55,000         88,000
Purchase of Versipanel . . . . . . . . . . . . .    (1,201,000)          --
Purchases of property and equipment. . . . . . .    (1,935,000)    (2,735,000)
                                                   -----------    -----------
Net cash used in investing activities. . . . . .    (4,870,000)    (1,709,000)
                                                   -----------    -----------

Cash flows from financing activities
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       503,000        833,000
Minority interest. . . . . . . . . . . . . . . .       (34,000)         7,000
Purchase and retirement of common stock. . . . .          -          (336,000)
                                                   -----------    -----------
Net cash provided by financing activities. . . .       469,000        504,000
                                                   -----------    -----------

Effect of exchange rate changes on cash. . . . .        17,000         30,000
                                                   -----------    -----------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .      (333,000)     2,587,000
Cash and cash equivalents at beginning of period     6,382,000      2,203,000
                                                   -----------    -----------
Cash and cash equivalents at end of period . . .   $ 6,049,000    $ 4,790,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

                                                   Nine months ended Dec. 31,
                                                      2004           2003
                                                   -----------    -----------
Net cash paid during the period for income taxes . $   678,000    $ 1,110,000



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
                                                           ===========



In 2002, the Company acquired a 50 percent interest in a startup development company. On September 30, 2004, the Company sold its 50 percent equity ownership interest in the startup development company to the other 50 percent owner. The Company exchanged its ownership interest for an exclusive license for furniture products and selected other products, release of all royalty obligations on existing and future products, and other considerations. This transaction resulted in the Company reporting an intangible asset on the balance sheet which as of December 31, 2004 amounted to $231,000, net of accumulated amortization (see note 9).




         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. Results of operations for the three months and nine months ended December 31, 2004 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2005.

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

STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has decided to continue applying Accounting Principles Board (APB) Statement No. 25 (as permitted by SFAS No. 123 and SFAS no. 148). The required disclosure of the effects of SFAS No. 123 and SFAS No. 148 are included in the consolidated financial statements. Accordingly, no compensation cost has been recognized for its stock option plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost of the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                  Three months ended Dec. 31,
                                                      2004           2003
                                                  ----------      ----------
Net income, as reported                           $  795,000      $1,146,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax            54,000          36,000
                                                  ----------      ----------
Pro forma net income                              $  741,000      $1,110,000
                                                  ==========      ==========
Earnings per share - basic:
  As reported                                          $0.18           $0.28
  Pro forma                                             0.17            0.27

Earnings per share - diluted:
  As reported                                          $0.18           $0.26
  Pro forma                                             0.17            0.25


                                                   Nine months ended Dec. 31,
                                                      2004           2003
                                                  ----------      ----------
Net income, as reported                           $3,006,000      $3,711,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax           161,000         105,000
                                                  ----------      ----------
Pro forma net income                              $2,845,000      $3,606,000
                                                  ==========      ==========

Earnings per share - basic:
  As reported                                          $0.70           $0.90
  Pro forma                                             0.66            0.87

Earnings per share - diluted:
  As reported                                          $0.67           $0.86
  Pro forma                                             0.64            0.83


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the nine months ended December 31, 2004 and 2003, respectively: expected volatility of 43 percent, risk free interest rate of 2.64 percent and
2.06 percent, and expected lives of three to four years. During the nine months ended December 31, 2004 and 2003, respectively, 13,750 and 26,300 options were granted. Under SFAS No. 123, the weighted average fair value per share of options issued during the nine months ended December 31, 2004 and 2003 was $5.42 and $4.74, respectively.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above on the prior page. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company's fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

2.  INVENTORIES

     Inventories consisted of the following (see footnote 9):

                                                December 31,      March 31,
                                                    2004             2004
                                                ------------     ------------
               Materials and supplies . . . .    $ 2,214,000      $ 1,486,000
               Work-in-progress . . . . . . .        175,000          265,000
               Finished goods . . . . . . . .      1,283,000          588,000
                                                ------------     ------------
                                                 $ 3,672,000      $ 2,339,000
                                                ============     ============

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the nine months ended December 31, 2004, comprehensive income exceeded net income by $300,000, consisting of $309,000 in foreign currency translation gains and $9,000 in unrealized losses on available for sale securities. For the nine months ended December 31, 2003, comprehensive income exceeded net income by $345,000, consisting of $343,000 in foreign currency translation gains and $2,000 in unrealized gains on available for sale securities.


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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and nine months ended December 31, 2004 and 2003 is as follows:
                                             Three months ended December 31,
                                                  2004              2003
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $ 9,597,000       $ 9,336,000
  Healthcare seating . . . . . . . . . . . .     2,038,000         1,640,000
                                              ------------      ------------
                                               $11,635,000       $10,976,000

                                              ============      ============
Income from operations:
  Multipurpose room furniture. . . . . . . .   $   794,000       $ 1,519,000
  Healthcare seating . . . . . . . . . . . .       476,000           339,000
                                              ------------      ------------
                                               $ 1,270,000       $ 1,858,000
                                              ============      ============

Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   459,000       $   392,000
  Healthcare seating . . . . . . . . . . . .        36,000            34,000
                                              ------------      ------------
                                               $   495,000       $   426,000
                                              ============      ============

Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   362,000       $   503,000
  Healthcare seating . . . . . . . . . . . .       137,000            43,000
                                              ------------      ------------
                                               $   499,000       $   546,000
                                              ============      ============


                                              Nine months ended December 31,
                                                  2004              2003
                                              ------------      ------------
Net sales:
  Multipurpose room furniture. . . . . . . .   $31,347,000       $29,166,000
  Healthcare seating . . . . . . . . . . . .     5,231,000         4,444,000
                                              ------------      ------------
                                               $36,578,000       $33,610,000
                                              ============      ============

Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 3,659,000       $ 5,045,000
  Healthcare seating . . . . . . . . . . . .     1,118,000           940,000
                                              ------------      ------------
                                               $ 4,777,000       $ 5,985,000
                                              ============      ============

Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $ 1,314,000       $ 1,110,000
  Healthcare seating . . . . . . . . . . . .       109,000            95,000
                                              ------------      ------------
                                               $ 1,423,000       $ 1,205,000
                                              ============      ============

Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 1,757,000       $ 2,613,000
  Healthcare seating . . . . . . . . . . . .       178,000           122,000
                                              ------------      ------------
                                               $ 1,935,000       $ 2,735,000
                                              ============      ============

                                                December 31,      March 31,
                                                    2004             2004
                                                ------------     ------------
Total assets:
  Multipurpose room furniture. . . . . . . .     $30,963,000      $28,042,000
  Healthcare seating . . . . . . . . . . . .       4,889,000        3,914,000
                                                ------------     ------------
                                                 $35,852,000      $31,956,000
                                                ============     ============
Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000             -
  Healthcare seating . . . . . . . . . . . .       1,234,000      $ 1,136,000
                                                ------------     ------------
                                                 $ 2,319,000      $ 1,136,000
                                                ============     ============



5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and nine months ended December 31, 2004 and 2003, respectively.
                               Three months ended         Nine months ended
                                  December 31,             December 31,
                                 2004        2003         2004        2003
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$   795,000 $ 1,146,000  $ 3,006,000 $ 3,711,000
                             =========== ===========  =========== ===========
Basic:
 Weighted average number of
  common shares outstanding .  4,301,266   4,162,872    4,289,106   4,136,339

                             =========== ===========  =========== ===========
 Basic net income per share .     $ 0.18      $ 0.28       $ 0.70      $ 0.90
                             =========== ===========  =========== ===========

Diluted:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,301,266   4,162,872    4,289,106   4,136,339
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    160,772     247,540      186,678     201,094
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,462,038   4,410,412    4,475,784   4,337,433
                             =========== ===========  =========== ===========

 Diluted net income per share     $ 0.18      $ 0.26       $ 0.67      $ 0.86
                             =========== ===========  =========== ===========

6.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

     In 2002, the Company acquired a 50 percent interest in a startup development company. On September 30, 2004, the Company sold its 50 percent equity ownership interest in the startup development company to the other 50 percent owner. The Company exchanged its ownership interest for an exclusive license for furniture products and selected other products, release of all royalty obligations on existing and future products, and other considerations. The Company has retained most of the tangible assets and liabilities of the startup development company including cash, inventory, fixed assets, and accounts payable. This transaction resulted in the company reporting an intangible asset on the balance sheet which as of December 31, 2004 amounted to $231,000, net of accumulated amortization (see footnote 9).

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $150,000 for this note receivable. At December 31, 2004, the gross value of this note receivable was $193,000. At December 31, 2004, $43,000 was the net current portion of this note receivable, which is included in prepaid expenses and other current assets.

7.  COMMITMENTS AND CONTINGENCIES

     The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material affect on the consolidated financial statements.

     The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business in 2001. The Company does not believe that it is liable for this amount and plans to vigorously defend its position. At this time, the Company is unable to determine what its liability will be, if any.

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

     The unaudited pro forma results of operations of the Company for the nine months ended December 31, 2003 and 2004 (assuming the acquisition of Versipanel had occurred as of April 1, 2003) are as follows:

                                                    Nine months ended
                                                      December 31,
                                                    2004          2003
                                                -----------   -----------
Net sales . . . . . . . . . . . . . . . . . . . $36,578,000   $34,462,000
Net income. . . . . . . . . . . . . . . . . . .   3,013,000     3,689,000
Basic earnings per share. . . . . . . . . . . .        0.70          0.89
Diluted earnings per share. . . . . . . . . . .        0.67          0.85



9. SUBSEQUENT EVENT

     During a meeting of MITY's Board of Directors on January 25, 2005, the board decided to discontinue funding the Company's initiative to develop its next generation table. The decision was made based on the difficulties encountered and additional expenses required to achieve a consistent, repeatable manufacturing process. At this time, the decision was also made to redirect some of the resources previously focused on the next generation table project towards using the same technology and equipment for other products that do not require the same level of precision as tables. However, the Company does not have a specific plan in place for the use of these assets and can give no assurance that it will be successful in its efforts.

     As a result, during the quarter ending March 31, 2005, in accordance with SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets", the Company will realize an impairment on some of the assets involved in that project to reduce their carrying amounts to their estimated fair value. As per SFAS No. 144, the fair value will be determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company is in the process of hiring an expert to help establish the fair value of the assets. At the current time, the Company estimates that the impairment will total between $2.3 million and $2.6 million. Because the determination to discontinue funding was made after the end of the quarter ended December 31, 2004, the impairment will impact the Company's financial statements for the quarter ended and fiscal year ended March 31, 2005. The following information shows pro forma financial data giving effect to the determination as if it had occurred prior to December 31, 2004, assuming that the full $2.6 million in estimated impairment is realized:

BALANCE SHEET EFFECTS:
                             Amount as shown
                             at December 31,     Effect from      Pro forma
                                   2004           Impairment      Financials
                             ---------------     -----------      ----------
Inventory. . . . . . . . . . .  $3,672,000        ($391,000)      $3,281,000
Property and equipment, net. .  13,861,000       (1,983,000)      11,878,000
Other intangible asset, net. .     231,000         (231,000)            -
Deferred income taxes. . . . .     586,000          964,000        1,572,000
Retained Earnings. . . . . . .  31,720,000       (1,641,000)      30,079,000


STATEMENT OF INCOME EFFECTS:
                             Amount shown for
                            three months ended   Effect from      Pro forma
                             December 31, 2004    Impairment      Financials
                             ---------------     -----------      ----------
Impairment expense. . . . . . .      -           $2,605,000       $2,605,000
Provision for income taxes. . .  $459,000          (964,000)        (964,000)
Net income (loss) . . . . . . .   795,000        (1,641,000)        (846,000)
Basic earnings (loss) per share     $0.18            ($0.38)          ($0.20)
Diluted earnings (loss) per
  share . . . . . . . . . . . .      0.18             (0.37)           (0.19)

                             Amount shown for
                             nine months ended   Effect from      Pro forma
                             December 31, 2004    Impairment      Financials
                             ---------------     -----------      ----------
Impairment expense. . . . . . .      -           $2,605,000       $2,605,000
Provision for income taxes. . .$1,751,000          (964,000)         787,000
Net income (loss) . . . . . . .$3,006,000        (1,641,000)       1,365,000
Basic earnings (loss) per share     $0.70            ($0.38)           $0.32
Diluted earnings (loss) per
  share . . . . . . . . . . . .      0.67             (0.37)            0.30


     The expected fair value of the assets previously associated with the next generation table project that will now be redirected on other processes, consists of $2.6 million in building, $0.9 million for equipment, and $0.4 million in inventory. The Company believes that it will be able to fully realize the value of these assets.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements of MITY Enterprises, Inc. (the "Company") and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

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

     Multipurpose Room Furniture Outlook. After three years of declines in the office furniture marketplace due to the downturn in the domestic and international economy, the office furniture marketplace has started to grow again in calendar year 2004. Through November 2004, industry experts are reporting an increase of 4 percent in shipments. Industry experts predict a continued recovery in calendar year 2005, with shipments projected to be up by 8 percent. The Company's multipurpose room operations for the nine months ended December 31, 2004 exceeded estimates for the industry as sales volumes increased 7 percent as compared to the prior year. However, continued terror threats and military conflicts could again negatively impact many of the Company's markets, particularly travel-related markets such as the hotel and hospitality, recreational and public assembly markets. During calendar year 2004, there has also been significant pressure on commodity prices for many of the raw materials that the Company uses including steel, wood, and plastic. This has caused a tightening in gross margins, which has caused the Company to increase the price of its products. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue.

     During the past few years, chair sales have begun to make up a larger portion of the multipurpose room operation's sales. Although table sales still dominate the volume of this operation, much of the increases in sales in recent years can be attributed to increases in chair sales. During the preceding fiscal year, the Company launched a new line of stacking chairs to complement its existing chair lines. The Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current line of chairs. However, there can be no assurance that the Company will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

     On April 1, 2004, the Company announced the acquisition of the assets of Versipanel LLC, a privately owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona. Versipanel specializes in the production of a unique and innovative line of portable partitions, moveable walls, sight barriers, sound barriers, and other applications. The partitions are constructed of sound absorbing lightweight materials, making them easily portable. They can be used to create instant classrooms, portable dressing rooms and trade show meeting rooms. For the year ended December 31, 2003, Versipanel generated sales of approximately $1.5 million. During the quarter ended June 30, 2004, Versipanel was integrated into the multipurpose room furniture operation. The Company is now selling Versipanel products through its multipurpose room furniture sales system to existing customers.

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

     Healthcare Seating Outlook. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. During the recent economic downturn, the Company's healthcare seating operations was not significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines.

     During the past few years, the Company has hired direct employees in the United States to market its healthcare seating production, replacing some of the dealers and distributors that it previously had in those areas. To date, the Company has a sales presence through these direct employees in parts of approximately 12 states. The Company intends to expand this presence in the coming years.

     General Outlook. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending March 31, 2005 will be up to 15 percent higher as compared to the prior year's fourth quarter. Despite these trends, the Company, for a variety of reasons, including those described elsewhere herein, may not be successful in achieving this sales level in the fourth quarter.

     Impairment of assets. During the past few years, the Company has been working to develop its next generation table that would be stronger, lighter, more durable and better able to withstand outdoor use than its current multipurpose room tables. The Company was able to produce tables that met most of these criteria, but was not able to do so at costs equal to existing table production using a repeatable manufacturing nor achieving the desired quality expectations necessary.

     During a meeting of MITY's Board of Directors on January 25, 2005, the board decided to discontinue funding the Company's initiative to develop its next generation table. The decision was made based on the difficulties encountered and additional expenses required to achieve a consistent, repeatable manufacturing process. At that time, the decision was also made to redirect some of the resources previously focused on the next generation table project towards using the same technology and equipment for other products that do not require the same level of precision as tables. However, the Company does not have a specific plan in place for the use of these assets and can give no assurance that it will be successful in its efforts.

     As a result, during the quarter ending March 31, 2005, in accordance with SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets", the Company will realize an impairment on some of the assets involved in that project to reduce their carrying amounts to their fair value. As per SFAS No. 144, the fair value will be determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company is in the process of hiring an expert to give the Company an estimate of fair valuation. At the current time, the Company estimates that the impairment will total between $2.3 million and $2.6 million. Because the determination to discontinue funding was made after the end of the quarter ended December 31, 2004, the impairment will impact the Company's financial statements for the quarter ended and fiscal year ended March 31, 2005. The following information shows pro forma financial data giving effect to the determination as if it had occurred prior to December 31, 2004, assuming that the full $2.6 million in estimated impairment is realized:

BALANCE SHEET EFFECTS:
                             Amount as shown
                             at December 31,    Effect from     Pro forma
                                   2004          Impairment     Financials
                             ---------------    -----------     ----------
Inventory. . . . . . . . . . .  $3,672,000       ($391,000)     $3,281,000
Property and equipment, net. .  13,861,000      (1,983,000)     11,878,000
Other intangible asset, net. .     231,000        (231,000)           -
Deferred income taxes. . . . .     586,000         964,000       1,572,000
Retained Earnings. . . . . . .  31,720,000      (1,641,000)     30,079,000


STATEMENT OF INCOME EFFECTS:
                             Amount shown for
                            three months ended  Effect from     Pro forma
                             December 31, 2004   Impairment     Financials
                             ---------------    -----------     ----------
Impairment expense. . . . . . .      -          $2,605,000      $2,605,000
Provision for income taxes. . .  $459,000         (964,000)       (964,000)
Net income (loss) . . . . . . .   795,000       (1,641,000)       (846,000)
Basic earnings (loss) per share     $0.18           ($0.38)         ($0.20)
Diluted earnings (loss) per
  share . . . . . . . . . . . .      0.18            (0.37)          (0.19)

                             Amount shown for
                             nine months ended  Effect from     Pro forma
                             December 31, 2004   Impairment     Financials
                             ---------------    -----------     ----------
Impairment expense. . . . . . .      -          $2,605,000      $2,605,000
Provision for income taxes. . .$1,751,000         (964,000)        787,000
Net income (loss) . . . . . . .$3,006,000       (1,641,000)      1,365,000
Basic earnings (loss) per share     $0.70           ($0.38)          $0.32
Diluted earnings (loss) per
  share . . . . . . . . . . . .      0.67            (0.37)           0.30


     The expected post-impairment fair value of the assets previously associated with the next generation table project, that will now be redirected on other processes, consists of $2.6 million in building, $0.9 million for equipment, and $0.4 million in inventory. The Company believes that it will be able to fully realize the value of these assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company's critical accounting policies include the allowance for doubtful accounts receivable, reserve for obsolete inventory, accruals for warranty expense, goodwill and other intangible assets, notes receivable, income taxes, and pension liability.

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

Reserve for obsolete inventory: Inventories are stated at the lower of cost, on a first in, first out basis, or market. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover and ultimate product sales value (see note 9 in the financial statements).

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

Goodwill and other intangible asset: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel and the other intangible asset represented by intellectual property related to certain rights the Company obtained to utilize new technology in its next generation table product development efforts. During the quarter ended June 30, 2004, the Company reviewed the goodwill related to the Broda acquisition and the intellectual property related to the startup development company. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to Broda goodwill or the other intangible asset during the quarter ended December 31, 2004. However, due to the decision by the board of directors after the end of the quarter to discontinue the next generation table project, the Company will fully impair the other intangible asset related to this intellectual property during the quarter ending March 31, 2005. This will result in an impairment charge of $2.6 million, including $231,000 related to other intangible assets (see note 9 in the financial statements).

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

COMPARISON OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

     Net sales. The Company's third quarter fiscal 2005 net sales of $11,635,000 were up 6 percent as compared with the third quarter net sales in the prior fiscal year. For the quarter ended December 31, 2004, the increase reflects sales increases, as compared to the quarter ended December 31, 2003, of 24 percent in the Company's healthcare chair operations and 3 percent in the Company's multipurpose room operations. The Company's total international sales represented 14 percent of net sales for the quarter ended December 31, 2004 and 15 percent of net sales for the prior year's quarter. The Company attributes most of the increase in sales in the multipurpose room operations to a 5 percent increase in table sales, offset by a 18 percent decrease in chair sales. Other sales grew by 53 percent, mainly as a result of the Versipanel acquisition. The decrease in chair sales was due primarily to a large order totaling about $480,000, which, for the most part, was produced in December but not needed by the customer until mid-January. This sale and resulting reduction in inventory will be included in the fourth quarter's results. The Company expects that its overall net sales will be up to 15 percent higher in the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

     For the nine months ended December 31, 2004, the Company's net sales of $36,578,000 represented an increase of 9 percent over the same period in the prior fiscal year. For the nine months ended December 31, 2004, the increase reflects sales increases, as compared to the nine months ended December 31, 2003, of 18 percent in the Company's healthcare chair operations and 7 percent in the Company's multipurpose room operations. The Company's total international sales represented 14 percent of net sales for the nine months ended December 31, 2004 as compared to 13 percent in the prior year's period. The 7 percent increase in the Company's multipurpose room operations is attributed to a 5 percent increase in table and chair sales, and a 53 percent increase in other sales. For the nine months ended December 31, 2004, table sales accounted for 61 percent of net sales, multipurpose room chair sales accounted for 18 percent, and healthcare chairs were 14 percent. Other sales, consisting primarily of sales of carts, portable partitions, and lecterns, totaled 7 percent of the Company's net sales.

     Gross profit. Gross profit as a percentage of net sales in the quarter ended December 31, 2004 decreased by 4 percentage points over the same quarter in the prior fiscal year to 34 percent. This decrease was due to higher overhead and labor costs associated primarily with the startup of the manufacturing operation for the Company's next generation table as well as higher material costs due to higher commodity pricing at the multipurpose room furniture operation. The gross margin decrease was partially offset by lower material costs at the Company's healthcare seating operations.

     Gross profit as a percentage of net sales in the nine months ended December 31, 2004 decreased by 4 percentage points over the same period in the prior fiscal year to 35 percent. This decrease was due to higher labor and overhead costs associated with the startup of the manufacturing operation for the Company's next generation table, and higher material and overhead costs at the Company's multipurpose room operations.

     Selling expenses. Selling expenses were 17 percent of net sales in the third quarter of fiscal 2005, an increase of 2 percentage points from the third quarter of the prior fiscal year. Actual expenses increased by $256,000. Multipurpose room furniture selling costs increased by $193,000 over the prior fiscal year. This increase resulted primarily from higher personnel, trade show, and sales samples costs partially offset by lower marketing literature costs. Selling expenses at the healthcare seating operations increased by $63,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     Selling expenses were 15 percent of net sales for the nine months ended December 31, 2004 as compared to 14 percent for the prior year. Actual expenses increased by $734,000. Multipurpose room furniture selling costs increased by $590,000 over the prior fiscal year. This increase resulted primarily from higher personnel, commission, trade show, and sales samples costs. Selling expenses at the healthcare seating operations increased by $144,000 over the prior fiscal year due primarily to higher personnel and commission costs on the increased sales volume.

     General and administrative expenses. General and administrative expenses were 4 percent of net sales for the third quarter of fiscal 2005 as compared to 3 percent of net sales for the prior year's period. Actual spending increased by $140,000. The increase was primarily due to the receipt in the prior year of a settlement in a legal suit as well as higher professional fees in the current year.

     General and administrative expenses were 4 percent of net sales for the nine months ended December 31, 2004 and 2003. Actual spending increased by 11 percent or $154,000.

     Research and development expenses. Research and development expenses were 3 percent of net sales for the third quarter of fiscal 2005 and 2004. Actual spending decreased by $15,000 primarily due to lower costs for legal fees at the Company's multipurpose room operations.

     Research and development expenses were 3 percent of net sales for the nine months ended December 31, 2004 and 2003. Actual spending decreased by $74,000 primarily due to lower costs for personnel, prototyping, and legal fees at the Company's multipurpose room operations.

     Other income and expense. Other income and expense netted to a net expense of $16,000 for the third quarter of fiscal 2005 as compared to $22,000 for the third quarter of fiscal 2004. Third quarter interest income was $44,000 as compared to $19,000 in the third quarter of the prior fiscal year due to higher cash balances and higher rates of return. Other expenses totaled $60,000 for the current quarter and consisted of $61,000 in realized foreign currency exchange losses and $1,000 in other income.

     Other income and expense netted to a net expense of $42,000 for the nine months ended December 31, 2004. Interest income was $117,000, an increase of $59,000 from the same period of the prior fiscal year. The increase was due to a higher rate of return on a higher cash balance held in the current fiscal year. Other expenses, which totaled $159,000 for the nine months ended December 31, 2004, consisted of $130,000 in realized foreign currency exchange losses and other expenses of $29,000.

     Minority interest. On September 30, 2004, the Company sold its 50 percent equity interest in a startup development company. During the preceding six months ended September 30, 2004, this startup development company realized a pre-tax net loss of $143,000. Since the Company consolidated this entity within its financial statements and eliminated the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $71,000, was eliminated as a minority interest. However, the $71,000 elimination amount exceeded the amount of minority interest represented by the other partner's capital contribution by $37,000. Consequently, $37,000 was fully recognized, while $34,000, or $22,000 after-tax, was allocated to the minority interest.

     Net income. For the reasons stated above, the Company's fiscal 2005 third quarter net income of $795,000 decreased $351,000 or 31 percent as compared to the third quarter net income in the prior fiscal year.

     For the reasons stated above, net income for the nine months ended December 31, 2004 was $3,006,000, a decrease of $705,000 or 19 percent as compared to the same period of the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $6.05 million at December 31, 2004 as compared to $6.38 million at March 31, 2004.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:




                                                    Nine months ended
                                                   December 31, 2004
                                                   ------------------
Net cash provided by operating activities. . . .     $ 4,051,000
Net purchases of available-for-sale securities .      (1,865,000)
Purchase of the assets of Versipanel, LLC. . . .      (1,201,000)
Purchases of property and equipment. . . . . . .      (1,935,000)
Net proceeds from exercise of stock options. . .         503,000

     The decrease in cash and cash equivalents was due primarily to the purchase of Versipanel ($1.20 million), purchases of property and equipment ($1.94 million), and the net purchase of available-for-sale securities ($1.87 million). The decrease was partially offset by cash provided by operating activities ($4.05 million) and net proceeds related to the exercise of stock options ($0.50 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.83 million. As of December 31, 2004, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of December 31, 2004, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 2004, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.29 million. There is no assurance that such options will be exercised.

     The Company's material cash commitments at December 31, 2004 include current liabilities of $3.93 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                December 31,       March 31,
                                                    2004             2004
                                                ------------     ------------
Accounts payable. . . . . . . . . . . . . . . .   $1,744,000       $2,088,000
Accrued payroll . . . . . . . . . . . . . . . .    1,360,000        1,236,000
Accrued warranty expense. . . . . . . . . . . .      436,000          416,000
Other accruals. . . . . . . . . . . . . . . . .      391,000          383,000
                                                ------------     ------------
Total current liabilities . . . . . . . . . . .   $3,931,000       $4,123,000
                                                ============     ============

     The Company has also entered into two operating lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $13,000) per month through August 2005.
The Company has an operating lease agreement for the facility producing the Versipanel product under which it is obligated to pay $6,000 per month through September 2005.

     In connection with the development of the Company's next generation multipurpose room table, the Company completed the construction of a new 63,000 square foot facility which was being used to manufacture the next generation tables. In addition, the Company has both purchased and developed machinery and equipment that was to be used in this new process. As of December 31, 2004, the Company had invested, project to date, approximately $2.6 million, net for the building and $3.5 million for the capital equipment. Due to a decision by the Company's Board of Directors to discontinue funding on this project, the Company will impair approximately $1.9 million of these assets related to the capital equipment. The remaining unimpaired assets will be redirected for other products that do not require the same level of precision as the table. The Company is currently evaluating its alternatives for these assets.

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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions or cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing include, but are not limited to:

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

   - statements about the Company's belief that it will have an impairment of between $2.3 and $2.6 million on the assets associated with its next generation table product;

   - statements about the Company's belief that it will be able to fully realize the impaired value of the assets associated with the next generation table project;

   - statements that the Company anticipates that its sales volumes during the fourth quarter of fiscal 2005 will be up to 15 percent higher as compared to the sales levels of the fourth quarter of fiscal 2004;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended December 31, 2004. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of December 31, 2004, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

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

                                        MITY Enterprises, Inc.


Date: January 28, 2005                  /s/ Bradley T Nielson
                                        -----------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: January 28, 2005                  /s/ Paul R. Killpack
                                        -----------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)