Form 10-K
period 2005-03-31
MITY ENTERPRISES INC
filed 2005-06-02
CIK 921030

<PAGE) 1
------------------------------------------------------------------------------
               United States Securities and Exchange Commission
                           Washington, D.C. 20549
                       --------------------------------
                                  FORM 10-K
(Mark One)
     [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2005
                                      OR
     [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

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

                            1301 WEST 400 NORTH
                              OREM, UTAH 84057
               (Address of principal executive offices, zip code)

     Registrant's telephone number, including area code:  (801) 224-0589
                       --------------------------------
      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                                TITLE OF CLASS
                          COMMON STOCK, PAR VALUE $.01
                       --------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No

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

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $46,604,000 (computed using the closing price of $16.54 per share of Common Stock on September 30, 2004 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 4,344,112 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 26, 2005.

     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on July 28, 2005, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2005, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Unless the context otherwise requires, references to the Company or MITY Enterprises are to MITY Enterprises, Inc. and its subsidiaries. Mity-Lite(R) MityTuff(R), MityStack(R), MityHost(TM), SwiftSet(R), Xpeditor(TM), Xtreme Edge(TM), Summit(TM) Lectern, MitySnap(TM), BRODA(TM), Versipanel(TM), and Intellicore(R) are trademarks or trade names of the Company.

                                PART I

ITEM 1.  BUSINESS

BACKGROUND

MITY Enterprises, Inc. (the Company) designs, manufactures and markets premium quality, innovative institutional furniture created to meet the efficiency needs of its customers. The Company's product lines include multipurpose room furniture and healthcare seating. Its line of multipurpose room furniture is sold both domestically and internationally in educational, recreational, hotel and hospitality, government, office, healthcare, church and other public assembly markets. Its healthcare seating is sold mainly in Canada and the United States in the long-term healthcare market. A summary of our net sales, income from continuing operations and assets for our business segments is found in Note 13 to the Consolidated Financials Statements in Item 8, which is incorporated herein by reference.

INSTITUTIONAL FURNITURE PRODUCTS

MULTIPURPOSE ROOM FUNNITURE. The Company's multipurpose room furniture consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, portable partitions and other related products used in multipurpose rooms.

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

FOLDING AND STACKING CHAIRS. The Company currently offers five lines of stacking chairs and two lines of folding chairs: MityTuff, MityStack, MityHost, SwiftSet Stacking, and Steelcore Chiavari chair lines and the SwiftSet Folding and Duramax Resin folding chair lines. The MityHost and SwiftSet stacking chair lines are manufactured in-house while the Company's other stacking chair lines are purchased from suppliers and marketed under the Mity-Lite name. The SwiftSet folding chair is manufactured in-house and has a plastic seat and back designed to be more comfortable, durable and lightweight than other folding chairs.

OTHER MULTIPURPOSE ROOM PRODUCTS. The Company markets the Summit lectern, a line of lightweight, durable lecterns. The lecterns are made of high quality polyethylene and can withstand abusive environments. The Company offers these lecterns in a variety of colors, with custom inserts that allow customers to match decor. On April 1, 2004, the Company acquired the assets of Versipanel LLC ("Versipanel"), a marketer of a variety of portable partitions. The Company has added this line of partitions to its product offering. This product line includes room dividers, portable partitions, moveable walls and acoustic panels. In addition to lightweight, durable tables, chairs, lecterns, and partitions, the Company manufactures and/or markets accessory products including table and chair carts, tablecloths, skirting and skirt clips.

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

SALES AND MARKETING

MULTIPURPOSE ROOM FURNITURE. The Company primarily markets its multipurpose room products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, healthcare, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 55 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a salary or commission basis and may qualify for other incentive bonuses based on individual, sales team and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and all aspects of the sales cycle.

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

HEALTHCARE SEATING. The Company markets its healthcare seating products to end users and care givers in healthcare markets through its own sales representatives, distributors and retailers of durable medical equipment. The Company currently employs 25 full-time sales and customer service employees and 17 independent manufacturing representatives and distributors in its healthcare seating operations. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to healthcare professionals. The Company has a sampling program and provides many prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three-year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.

INTERNATIONAL SALES

Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its products in Canada, South America, Europe, Asia, the Middle East and Australia. For the fiscal years ended March 31, 2003, 2004, and 2005, the Company's international sales accounted for 11.1 percent, 13.3 percent and 14.7 percent of the Company's total sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Australia, Mexico, the United Kingdom, France, Spain, and the United Arab Emirates. Approximately 31 percent of healthcare seating sales are in Canada, and 4 percent are in other countries outside of the United States.

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

The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions for the MityHost and SwiftSet upholstered chairs, injection molding the seat and back for the SwiftSet chair, and final assembly of the components. The MityTuff, MityStack, Chiavari, and Duramax chairs are distributed by the Company under original equipment manufacturer
(OEM) arrangements with the chair manufacturers. The MityHost stacking chair, SwiftSet folding chair, and SwiftSet stacking chair are manufactured in-house at the Company's facility in Orem, Utah. The Company's manufacturing process for its lectern products consists primarily of assembling electronic components, attaching the laminated insert to the shell, and final assembly of the components. The manufacturing process for the Company's portable partitions involves principally cutting and forming an internal foamed structure, laminating an acoustical fabric onto the structure and attaching additional hardware components.

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

Raw materials used in all of the Company's products such as plastic, wood, metal and fabric are generally available from a number of suppliers. The plastic used in the Company's multipurpose room products and tubing used in the metal legs are manufactured according to the Company's specifications. Certain parts of the multipurpose room operations operate without a substantial raw materials inventory by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. Other raw material items are purchased in larger quantities and stored at the Company's location in order to take advantage of price discounts. Component parts are provided by a number of suppliers to the Company's specifications. The Company's other raw materials such as wood, formed metal, laminate, fabric and certain welding compounds are commodity items. The Company believes that most of its raw materials are available from alternative suppliers. However, any significant interruption in delivery of such items could have a material adverse effect on the Company's operations.

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

Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Krueger International, Inc., Falcon Products, Inc., SICO and Virco Manufacturing Corporation, which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Lifetime Products, McCourt Manufacturing, Krueger International, Inc., which market a blow molded plastic table; Krueger International, Inc., Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc., which produce particle board tables; and Falcon Products, Inc., Midwest Folding Products, Maywood Furniture, Corp., and Palmer-Snyder, Inc., which produce plywood tables.

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

INTELLECTUAL PROPERTY

The Company has been granted two utility patents relating to the construction of its table tops. A design patent and six utility patents have been granted on the SwiftSet chair. A utility patent has been granted on a flex mechanism for the Host chair. The Company has chosen not to apply for international patent protection for any of these concepts. The Company does not believe this will have a material adverse effect on the Company. The Company has a utility patent pending related to its SwiftSet Stacking chair and has recently applied for a design patent with this chair. The Company also has several trademarks and trade names as referenced on the page preceding page 1 of this report.

Utility patents relating to the function of one of its healthcare chair models have been granted to the Company in the United States and Canada. A utility patent on its flipdown footrest has been granted in the United States and is pending in Canada. The Company does have international patents pending on healthcare chairs in Canada, Japan, Germany, the United Kingdom, and France. The Company has been granted design patents on its geriatric accessory tray, healthcare chair back, flipdown footrest, and healthcare chair for Canada and the United States. The stylized word "BRODA" has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's "Comfort Tension Seating" has been trademarked in Canada and the United States. The "Pedal Chair" trademark has been granted in the United States and Canada.

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

EMPLOYEES

As of March 31, 2005, the Company had approximately 348 full-time and 16 part-time employees. No employees have union representation. The Company believes that its relationship with its employees is good.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATIONS

PRODUCT LINE EXPANSION STRATEGIES; ENTRY INTO NEW MARKETS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary institutional furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. Developing viable new products requires capital and takes time. The Company may not be able to develop new products at a speed or cost that allow us to timely capitalize on market opportunities or counter competition. Over the past few years, the Company worked at developing a new generation multipurpose room table and invested substantial capital resources in its development. The Company ultimately was unsuccessful at developing a cost-effective repeatable process to manufacture the table. The Company anticipates continuing to market its existing table line as it continues to look for other ways that it can expand its product line. The Company cannot guarantee that it will be successful in developing new products to expand its product line.

DOWN-TURN IN FURNITURE INDUSTRY. Beginning in fiscal 2002, and continuing through fiscal 2004, the Company faced one of the most significant down-turns ever in the global furniture industry. Industry analysts reported declines in the United States office furniture market of 18% for calendar year 2001, 19% in 2002, and 4% in 2003. These years constitute an unprecedented three consecutive year decline in an industry that only had three down years between 1971 and 2000. Companies throughout the world reduced their spending across many capital goods categories, including furniture. Revenue and order rates across the industry fell throughout calendar 2001, 2002, and 2003 as customers delayed and canceled orders. Demand for furniture products continued to soften as corporate profits remained under pressure during recent years. Demand for the Company's products was also adversely impacted by declines after September 11, 2001 in the hospitality and recreational markets. Terror threats, war, economic uncertainty, and related uncertainties contributed to the downturn. However, during the past year, the furniture industry experienced a recovery, increasing by 5 percent. The near term outlook for the institutional furniture industry also is improving as industry experts believes shipments increased by 17 percent in the first quarter of this year and that the total increase for the year will be 11 percent. Although the outlook is improving, if conditions do not improve, or begin to decline again, the Company would be negatively impacted.

INFLATION AND INCREASING RAW MATERIAL COSTS. During the fiscal year ended March 31, 2005, the Company experienced rapidly increasing costs in most of its raw materials, including steel, plastic, and wood. In response to the increase, the Company implemented two separate price increases on most of its product lines. The Company has been able to achieve most of the price increases in its table lines, but the price increases in its chair lines have been slower in responding to the price increase. The Company still expects that it can achieve the price increase in all of its product lines. However, the Company cannot predict whether it will be able to achieve the implemented price increases or what effects the price increases might have on sales volumes. Sales may decline. Although the Company is unable to predict whether the price of its raw materials will continue to increase, further increases would erode the Company's gross margin without additional price increases for the Company's products.

COMPETITION. The Company is facing increased competition because of innovations in competitors' products and lower pricing brought on by the general down-turn in the furniture industry. More of the Company's competitors have begun introducing products that directly compete with the products offered by the Company, including competitors who are manufacturing their products offshore at a lower cost. The Company's products are generally more expensive than products sold by the Company's competitors in the same markets. The Company believes that competition for its products is generally based on product quality and characteristics, service and price. Unless the Company adapts and responds to these competitive threats, the Company will face margin pressure from low cost producers. Only certain elements of the Company's products are patented, so unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance products at prices competitive in the markets served by the Company. Although the Company is developing new products, it is uncertain at this time what the marketplace acceptance will be for these products.

POTENTIAL DECREASE IN DEMAND FOR HEALTHCARE SEATING PRODUCTS. During fiscal 2005, our Broda operations continued to become a more significant part of our consolidated results of operations and contributed significantly to our net income. Sales of our healthcare seating products may decline if insurance funding for the purchase of such products is limited or eliminated or if regulatory changes occur that adversely affect the funding or demand for such products. In addition, the Company may be unable to expand its geographic markets for healthcare seating products.

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

LOSS OF KEY CUSTOMERS. The loss of any key customers of the Company would decrease the Company's revenue. Given the current environment in the furniture industry, the Company cannot assure that it would be able to replace such revenue or reduce its costs and, therefore, the Company's profitability would be adversely impacted.

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



ITEM 2.  PROPERTIES

The Company's corporate headquarters and multipurpose room furniture manufacturing facilities are located in Orem, Utah (approximately 40 miles south of Salt Lake City). The Company's headquarters and multipurpose room table and cart manufacturing facility consists of approximately 71,000 square feet of manufacturing, office, research and development and storage space located on approximately four acres of land. In addition, the Company owns approximately nine acres of land across the street from its corporate headquarters. On a portion of this property, the Company has built a 79,000 square foot office and manufacturing facility to house its sales force and multipurpose room chair operations. During the fiscal year ended March 31, 2004, the Company completed the construction of a new 63,000 square foot facility which was anticipated to be used for the manufacturing of its next generation of multipurpose room tables. However, with the decision to discontinue development on that product line, the Company is evaluating potential uses for this facility. The Company estimates this property includes enough real estate to build approximately an additional 140,000 square feet of facility to support the future growth of the Company. The Company also owns an adjacent 2,400 square foot building that sits on approximately one acre of land. The Company believes that by adding additional equipment and production shifts, its existing facilities will serve its current product lines for the next year. However, if the operation adds additional product lines and/or significantly modifies its existing products lines, additional facilities may need to be constructed on the Company's existing land.

The Company's healthcare seating manufacturing facilities are located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consist of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. The facilities and related real estate are leased under an agreement for a one-year term expiring in August 2005. The base monthly lease payment is approximately $13,000. Broda pays all maintenance costs, taxes and insurance. The Company believes that these facilities will serve its healthcare seating manufacturing needs for the term of the lease.

The Company's portable partition manufacturing facility is located in Phoenix, Arizona. This facility consists of approximately 14,000 square feet of leased manufacturing, office and storage space. The facilities and related real estate are leased under an agreement for a three-year term expiring in September 2005. The base monthly lease payment is approximately $6,000 per month. The Company pays all maintenance costs, taxes and insurance. The Company believes that this facility will serve its portable partition manufacturing needs for the term of the lease.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to
be adequate.   The Company also has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business in fiscal 2002. The Company does not believe that it is liable for this amount and plans to vigorously defend its positions. At this time, the Company is unable to determine what its liability will be. There are no material pending legal proceedings against the Company, other than routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2005.

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


                                          High                 Low
                                     -------------         ------------
Fiscal Year Ended March 31, 2005:

  First Quarter . . . . . . . . . . .    $19.30               $16.52

  Second Quarter. . . . . . . . . . .     17.95                15.05

  Third Quarter . . . . . . . . . . .     16.75                14.25

  Fourth Quarter. . . . . . . . . . .     16.22                13.36


Fiscal Year Ended March 31, 2004:

  First Quarter . . . . . . . . . . .    $12.15               $10.12

  Second Quarter. . . . . . . . . . .     13.00                10.90

  Third Quarter . . . . . . . . . . .     19.58                12.89

  Fourth Quarter. . . . . . . . . . .     19.19                16.05


There were 145 security holders of record as of May 19, 2005. In addition, management estimates that there were approximately 2,000 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and does not currently anticipate paying dividends.

The following table presents information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at March 31, 2005:

                     EQUITY COMPENSATION PLAN INFORMATION

                            Number of      Weighted-      Number of securities
                            securities     average        remaining available
                            to be          exercise       for future issuance
                            issued upon    price of       under equity compen-
                            exercise of    outstanding    sation plans (exclu-
                            outstanding    options,       ding securities
                            options,       warrants       reflected in column
Plan Category               and rights     and rights     (a))
--------------------------  ----------     -----------    ---------------

                                (a)            (b)                (c)

Equity compensation plans
approved by security holders   544,828        $11.27              2,606

Equity compensation plans not
approved by security holders       --            --                 --
                              --------       -------            -------
Total                          544,828        $11.27              2,606
                              ========       =======            =======


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included in this Form 10-K. The statement of income data set forth below with respect to the fiscal years ended March 31, 2005, 2004 and 2003 and the balance sheet data at March 31, 2005 and 2004 are derived from, and should be read in conjunction with the audited Financial Statements included in this Form 10-K. The statement of income data set forth below with respect to the fiscal year ended March 31, 2002 and 2001 and the balance sheet data at March 31, 2003, 2002 and 2001 are derived from audited financial statements not included in this Form 10-K. Certain reclassifications have been made to the prior years' amounts to conform to the 2005 classifications.

STATEMENT OF INCOME DATA

Year Ended March 31,             2005      2004      2003      2002      2001
-----------------------------------------------------------------------------
                                    (in thousands, except per share data)

Net sales                     $50,272   $45,210   $40,965   $40,841   $42,881
Cost of products sold          33,537    28,037    24,457    24,485    26,182
-----------------------------------------------------------------------------
Gross profit                   16,735    17,173    16,508    16,356    16,699
Expenses:
 Selling                        7,427     6,452     6,172     6,363     6,595
 General and administrative     1,980     1,787     2,504     2,028     1,960
 Research and development       1,265     1,393     1,541     1,158       874
 Asset impairment               2,226       -         -         -         -
-----------------------------------------------------------------------------
Income from continuing
 operations                     3,837     7,541     6,291     6,807     7,270
Interest and other, net            58      (101)      132       368       117
-----------------------------------------------------------------------------
Income before provision for
 income taxes                   3,895     7,440     6,423     7,175     7,387
Provision for income taxes      1,448     2,766     2,367     2,772     2,836
-----------------------------------------------------------------------------
Net income from continuing
 operations before minority
 interest                       2,447     4,674     4,056     4,403     4,551
Minority interest                  22        79         7       -         -
-----------------------------------------------------------------------------
Net income from continuing
 operations                     2,469     4,753     4,063     4,403     4,551
Earnings (loss) from
 discontinued operations,
 net of applicable income tax     -         -         -        (271)   (4,547)
Estimated gain (loss) on
 disposal, net of applicable
 income tax                       -         -         745    (3,256)      -
-----------------------------------------------------------------------------
Net income                     $2,469   $ 4,753   $ 4,808     $ 876    $    4
=============================================================================

Basic earnings per share from
 continuing operations          $0.57     $1.14     $0.90     $0.86     $0.90
Basic earnings (loss) per share
 from discontinued operations     -         -         -       (0.05)    (0.90)
Basic gain (loss) per share on
 disposal of discontinued
 operations                       -         -        0.17     (0.64)      -
-----------------------------------------------------------------------------
Basic earnings per share        $0.57     $1.14     $1.07     $0.17     $0.00
=============================================================================

Weighted average common
 shares outstanding - basic 4,296,525 4,157,081 4,501,342 5,071,125 5,076,456
=============================================================================

Diluted earnings per share
 from continuing operations     $0.55     $1.09     $0.86     $0.85     $0.87
Diluted earnings (loss) per
 share from discontinued
 operations                       -         -         -       (0.05)    (0.87)
Diluted gain (loss) per
 share on disposal of
 discontinued operations          -         -        0.16     (0.63)      -
-----------------------------------------------------------------------------
Diluted earnings per share      $0.55     $1.09     $1.02     $0.17     $0.00
=============================================================================

Weighted average common and
 common equivalent shares
 outstanding - diluted      4,474,111 4,364,683 4,711,420 5,208,924 5,216,604
=============================================================================


BALANCE SHEET DATA

March 31,                        2005      2004      2003      2002      2001
-----------------------------------------------------------------------------
                                                    (in thousands)
Working capital               $16,732   $13,060   $ 8,069   $18,365   $16,300

Total assets                   35,616    31,956    25,402    33,369    32,287

Stockholders' equity           31,264    27,799    21,454    27,319    27,469

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

MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture line consists of lightweight, durable, folding leg tables; stacking and folding chairs; lecterns; portable partitions; and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the Company's multipurpose room product line. The current and future growth of the Company's multipurpose room furniture operations is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture and its ability to profitably increase its market penetration into existing and new markets.

MULTIPURPOSE ROOM FURNITURE OUTLOOK. After three years of declines in the office furniture marketplace due to the downturn in the domestic and international economy, the office furniture marketplace started to grow again in calendar year 2004. During 2004, industry shipments increased 5 percent over calendar year 2003. This trend has continued in the first quarter of calendar year 2005 with shipments increasing 17 percent for the office furniture marketplace as compared to the March quarter of 2004. For the Company's fiscal year ending March 31, 2005, the Company experienced growth of 11 percent which outpaced the industry growth during the same time period of 9 percent. This increase was particularly strong in the fourth quarter with sales volumes increasing by 19 percent as compared to the fourth quarter of the prior fiscal year. For the current calendar year, industry analysts are estimating that shipments will slow down from the fast pace of the first quarter and are estimating quarterly growth for the remainder of the year of between 8 and 10 percent, bringing the total growth for calendar year 2005 to about 11 percent as compared to calendar year 2004. The Company is encouraged by these forecasts as well as the strengthening of the economy in general, and is cautiously optimistic that the industry will continue its rebound and that the Company's multipurpose room sales volumes will likewise continue to grow.

In January 2005, the Company announced its intention to cut off funding on its current next generation table. The Company had been developing a table with improved performance characteristics than its existing table. With the decision to discontinue funding on the new table, the Company has refocused its efforts on the existing table to enhance its performance as well as attempt to further drive out costs. The Company is also pursuing uses for the rotational molding facility that was invested in for the new table. The Company believes that it will be able to use this facility initially for contract manufacturing, but ultimately for products designed by the Company, which may be outside of its current marketplace.

During the past few years, chair sales have begun to make up a larger portion of the sales of the Company's multipurpose room operations. Although table sales still predominate the volume of this operation, much of the increases in sales can be attributed to increases in chair sales. During the upcoming fiscal year, the Company anticipates launching four additional product lines of chairs to complement its existing chair lines. Beyond the upcoming year, the Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current lines of chairs. However, the Company cannot guarantee that it will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

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

HEALTHCARE SEATING. Through Broda, the Company markets a line of healthcare seating products primarily to customers in Canada and the United States. Broda's operations are based in Waterloo, Ontario, Canada. Broda focuses on providing products which assist long-term care patients with advanced needs due to a debilitating condition or disease, and has developed a line of premium-priced geriatric seating products. Broda chairs are serving a very specific niche in the healthcare market and thus are not competing in the commodity-oriented general healthcare seating market.

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

GENERAL NEAR-TERM OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending June 30, 2005 will be up to 15 percent higher as compared to the prior year's first quarter.
Despite these expectations, the Company, for a variety of reasons including those described in "Risk Factors That May Affect Future Operations", may not be successful in achieving this sales level in the first quarter.

DISCONTINUED OPERATIONS.   In November 2002, the Company completed its plan
for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). This plan was originally approved by the Company's Board of Directors on June 2001. Since that time and in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Company treated the DO Group and CenterCore segment of its operations as a discontinued operation.
At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax was determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company recognized a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place in September and October 2001. The final transaction occurred in November 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company which require management to make judgments and assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, values for the discontinued operations, assets related to the discontinued next generation table line (see Note 4, Impairment of Assets), goodwill and other intangible assets, notes receivable, income taxes, pension liability and wage dispute, and revenue recognition.

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

RESERVE FOR OBSOLETE INVENTORY: Inventories are stated at the lower of cost, on a first in, first out basis, or market. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover and ultimate product sales value (see Note 4 in the financial statements).

ACCRUALS FOR WARRANTY EXPENSE: The Company's warranty service costs for fiscal years ended March 31, 2005, 2004, and 2003 totaled 1.3 percent of net sales or $637,000, 1.4 percent of net sales or $619,000 and 1.0 percent of net sales or $417,000, respectively. The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates.

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

ASSETS RELATED TO THE DISCONTINUED NEXT GENERATION TABLE LINE: Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company has impaired certain long-term assets during the quarter ending March 31, 2005. This resulted in an impairment charge of $2.0 million related to the fixed assets (see Note 4, Impairment of Assets). The Company utilized an outside specialist to help establish the fair value of the assets which involved considerable judgment.

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from the Broda and Versipanel acquisitions. The other intangible asset at March 31, 2004 was intellectual property related to certain rights the Company obtained to utilize new technology in its next generation table product development efforts. During the quarter ended June 30, 2004, the Company reviewed the goodwill related to the Broda acquisition and the intellectual property related to the startup development company. This review is performed by calculating the present value of estimated future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to the Broda or Versipanel goodwill. However, due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company has fully impaired the other intangible asset related to this intellectual property during the quarter ended March 31, 2005. This resulted in an impairment charge of $227,000 related to other intangible assets (in addition to the $2.0 million related to fixed assets - see Note 4 to the financial statements).

NOTES RECEIVABLE: The Company reviews its notes receivable to determine likely collectability. Since the notes are with entities without a long history of an ability to create future cash flows, the Company bases its belief in their collectability upon its understanding of what the liquidation value of the operation would be and the likelihood of the Company being able to recover the outstanding balances. At this time, the Company has created reserves on one of these notes receivable. Due to the level of uncertainty in the success of these entities, these notes receivable ultimately may not be fully realized.

INCOME TAXES: The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

PENSION LIABILITY AND WAGE DISPUTE: The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for these amounts and plans to vigorously defend its positions. At this time, the Company is unable to determine what its liability will be.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are shown in Note 1 to the financial statements. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R, as amended by the SEC, will be effective for the Company's fiscal year beginning April 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS
123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on April 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46, as amended, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact the consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivative instruments and therefore, the adoption of SFAS No. 149 did not have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from the Company's Statements of Income.

Year Ended March 31,             2005      2004      2003      2002      2001
-----------------------------------------------------------------------------
  Net sales                     100.0%    100.0%    100.0%    100.0%    100.0%
  Cost of products sold          66.7      62.0      59.7      60.0      61.1
-----------------------------------------------------------------------------
  Gross profit                   33.3      38.0      40.3      40.0      38.9
  Operating expenses:
    Selling                      14.9      14.2      15.1      15.5      15.3
    General and administrative    3.9       4.0       6.1       5.0       4.6
    Research and development      2.5       3.1       3.7       2.8       2.0
    Asset impairment              4.4        -         -         -         -
-----------------------------------------------------------------------------
  Income from continuing
    operations                    7.6      16.7      15.4      16.7      17.0
  Interest and other, net         0.2      (0.1)      0.3       0.9       0.3
-----------------------------------------------------------------------------
  Income before tax               7.8      16.6      15.7      17.6      17.3
  Provision for income taxes      2.9       6.1       5.8       6.8       6.7
-----------------------------------------------------------------------------
  Net income from continuing
   operations                     4.9%     10.5%      9.9%     10.8%     10.6%
=============================================================================


COMPARISON OF FISCAL YEARS 2005, 2004 AND 2003

NET SALES

The Company's fiscal 2005 net sales of $50.3 million were up $5.1 million as compared to net sales in fiscal 2004. The 11 percent increase in sales in fiscal 2005 resulted from increased sales in most of the Company's product lines. The Company's healthcare seating segment increased by 16 percent and the Company's multipurpose room furniture segment increased 10 percent. For fiscal 2005, the multipurpose room furniture segments increase was due to an 8 percent increase in table sales, a 7 percent increase in chair sales, and a 61 percent increase in other sales, primarily due to sales of portable partitions related to the acquisition of Versipanel in April of 2004. International sales for all product lines represented 15 percent and 13 percent of net sales for fiscal 2005 and 2004, respectively.

The Company's fiscal 2004 net sales of $45.2 million were up 10 percent or $4.2 million as compared to net sales in fiscal 2003. The increase in sales in 2004 resulted primarily from increased sales in both the Company's healthcare seating segment and the Company's multipurpose room furniture segment. For fiscal 2004, the multipurpose room furniture segment experienced a sales increase of almost 9 percent and the healthcare seating segment experienced sales growth of over 22 percent. Within the multipurpose room furniture segment, chair sales accounted for most of the increase, as sales of this product line were 28 percent higher than the prior year. Table sales also increased by 3 percent. International sales for all product lines represented 13 percent and 11 percent of net sales for fiscal 2004 and 2003, respectively.

GROSS PROFIT

Fiscal 2005 gross profit as a percentage of net sales decreased to 33 percent as compared to 38 percent in the prior year. The decrease in gross profit was due primarily to three factors. The first was higher labor and overhead costs associated with the attempted startup of manufacturing operations for the Company's next generation table. Prior to the decision in January 2005 to discontinue the funding on this operation, a considerable amount of labor and overhead costs related to this potential new product line were expended.
These costs account for approximately 5 percentage points of the deterioration in gross margin in the current year as compared to 3 percentage points in the prior year. The second factor was higher material costs due to increases in almost all of the Company's raw materials. These increases were partially offset by sales price increases that were implemented earlier in the year, but were not enough to fully offset the costs. Material costs as a percentage of sales increased by 2 percentage points. The third factor was a charge to inventory related to the next generation table project. This charge reduced its value from cost to its market valuation resulting from the Company's decision to discontinue funding this operation. This charge totaled $324,000 and represents an additional 1 percentage point in reduced margin.

Fiscal 2004 gross profit as a percentage of net sales decreased to 38 percent from 40 percent in the prior fiscal year. This decrease was due to higher labor and overhead costs associated with the startup of the manufacturing operation for the Company's next generation table, and higher overhead costs in the healthcare seating operations. This decrease was partially offset by lower material costs in both the multipurpose room operations and the Company's healthcare seating operations.

OPERATING EXPENSES

For fiscal 2005, selling expenses were up at 15 percent of net sales as compared to 14 percent in the prior fiscal year. Actual expenses increased by
$0.97 million, or 15 percent.   Multipurpose room furniture selling costs
increased by $0.83 million compared to the prior fiscal year. This increase resulted primarily from increased personnel and commission costs due to the higher sales volume. Selling expenses in the healthcare seating operations increased by $0.14 million compared to the prior fiscal year due primarily to increased personnel costs.

For fiscal 2004, selling expenses were down at 14 percent of net sales as compared to 15 percent in the prior fiscal year. Actual expenses increased by $0.28 million, or 5 percent. Virtually all of this increase was attributable to increases in expenses in the healthcare seating operation primarily due to higher personnel and commission costs on the increased sales volume and higher travel and vehicle expenses. Multipurpose room furniture selling costs were essentially unchanged compared to the prior fiscal year. Higher commission costs on the increased sales volume were offset by lower advertising, literature, and trade show costs.

General and administrative expenses were 4 percent of net sales in fiscal 2005 compared to 4 percent in fiscal 2004 and 6 percent in 2003. Actual expenses increased by 11 percent or $0.20 million in fiscal 2005 over fiscal 2004. The increase was due to the receipt in the prior year of a settlement in a legal suit as well as higher professional fees in the current year. This increase was partially offset by lower insurance costs.

Actual general and administrative expenses decreased by 29 percent, or $0.72 million in fiscal 2004 over fiscal 2003. The decrease was primarily due to a charge in the prior fiscal year of $0.74 million fully reserving a note receivable to a startup development company. The decrease was also due to the receipt of a settlement in a law suit as well as lower professional fees.

Research and development expenses were 3 percent of sales in fiscal 2005, 3 percent of sales in fiscal 2004, and 4 percent of sales in fiscal 2003. For fiscal 2005, actual spending decreased by 9 percent, or $0.13 million, as compared to fiscal 2004. This decrease resulted mainly from lower costs for personnel at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations related to new products.

For fiscal 2004, actual research and development spending decreased by 10 percent, or $0.15 million, as compared to fiscal 2003. This decrease resulted mainly from lower costs for personnel, outside services and production supplies at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations related to new products.

For fiscal 2005, the Company realized an impairment charge of $2.2 million related to the Company's decision to discontinue funding its next generation table. The Company realized an impairment on some of the assets involved in the project to reduce their carrying amounts to their estimated fair value. The fair value was determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company utilized an outside specialist to help establish the fair value of the assets. The impairment consisted of $2.0 million in impairment of fixed assets and $0.2 million in impairment of other intangible asset.

OTHER INCOME/EXPENSE

Other income and expenses netted to $0.06 million in fiscal 2005. Investment income was $0.17 million, an increase of $0.09 million from the prior fiscal year due to a higher average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year as well as higher rates of return. Other expenses in fiscal 2005, which totaled $0.11 million, consisted of $0.13 million in realized foreign currency exchange losses, which were partially offset by $0.02 million in other income.

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

MINORITY INTEREST

On September 30, 2004, the Company sold its 50 percent equity interest in a startup development company. During the preceding six months ended September 30, 2004, this startup development company realized a pre-tax net loss of $143,000. Since the Company consolidated this entity within its financial statements and eliminated the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $71,000, was eliminated as a minority interest. However, the $71,000 elimination amount exceeded the amount of minority interest represented by the other partner's capital contribution by $37,000. Consequently, for the year ended March 31, 2005, $37,000 was fully recognized, while $34,000, or $22,000 after-tax, was allocated to the minority interest.

For the year ended March 31, 2004, the startup development company realized a net loss of $249,000. Upon consolidation, 50 percent of the loss, or $125,000, was allocated to the minority interest. Tax effected, this amount nets to $79,000 and compares with $7,000 reported in the prior fiscal year.

NET INCOME FROM CONTINUING OPERATIONS

For reasons stated above, the Company's net income from continuing operations for fiscal 2005 was $2.47 million, a decrease of $2.28 million or 48 percent compared to fiscal 2004. For fiscal 2004, net income from continuing operations was $4.75 million, an increase of $0.69 million or 17 percent compared to net income in fiscal 2003.

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


UNAUDITED QUARTERLY FINANCIAL INFORMATION:
(in thousands, except per share amounts)

                                 Q1 2003    Q2 2003    Q3 2003    Q4 2003
     ------------------------------------------------------------------------
     Net sales                   $10,768    $10,975    $10,561    $ 8,661
     Gross profit                  4,491      4,505      4,243      3,269
     Income before provision
       for income tax              1,649      1,978      1,627      1,169
     Net income from
     continuing operations         1,005      1,203      1,004        851
     Basic earnings per share*      0.20       0.25       0.24       0.21
     Diluted earnings per share*    0.19       0.24       0.23       0.20

                                 Q1 2004    Q2 2004    Q3 2004    Q4 2004
     ------------------------------------------------------------------------
     Net sales                   $11,562    $11,497    $11,199    $10,952
     Gross profit                  4,441      4,489      4,212      4,031
     Income before provision for
       income tax                  2,026      2,070      1,836      1,508
     Net income from continuing
       operations                  1,262      1,303      1,146      1,042
     Basic earnings per share       0.31       0.32       0.28       0.25
     Diluted earnings per share     0.29       0.30       0.26       0.23


                                 Q1 2005    Q2 2005    Q3 2005    Q4 2005
     ------------------------------------------------------------------------
     Net sales                   $12,046    $13,378    $11,872    $12,976
     Gross profit                  4,141      4,602      4,005      3,987
     Income before provision
       for income tax              1,666      1,815      1,254       (840)
     Net income (loss) from
       continuing operations       1,071      1,140        795       (537)
     Basic earnings (loss) per
       share                        0.25       0.27       0.18      (0.12)
     Diluted earnings (loss) per
       share                        0.24       0.25       0.18      (0.12)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $3.94 million at March 31, 2005 which compared to $6.38 million at
March 31, 2004.   In addition, the Company held available-for-sale securities which totaled $7.15 million at March 31, 2005 as compared to $1.05 million at March 31, 2004.

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

Year Ended March 31,                                 2005            2004
-----------------------------------------------------------------------------
Net cash provided by continuing operations         $6,364,000     $5,294,000
Net sales (purchases) of available-for-sale
  securities                                       (6,113,000)     1,287,000
Purchases of property and equipment                (2,142,000)    (3,270,000)
Purchase of Versipanel                             (1,201,000)          -
Net proceeds from exercise of stock options
  and issuance of shares to the 401(k) plan           614,000      1,181,000
Purchase and retirement of common stock                  -          (336,000)

The decrease in cash and cash equivalents for fiscal 2005 as compared to fiscal 2004 was due primarily to net purchases of available-for-sale securities of $6.11 million, purchases of property and equipment of $2.14 million, and the purchase of Versipanel for $1.20 million. This decrease was partially offset by cash of $6.36 million generated from continuing operations, and the net proceeds related to the exercise of stock options of $0.60 million.

Historically, the Company has financed its growth primarily through cash from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.82 million. As of March 31, 2005, no amount was drawn under this facility. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2005, the Company was in full compliance with the loan covenants related to this credit facility.

The Company's material cash commitments at March 31, 2005 consisted primarily of current liabilities of $4.35 million to be paid from funds generated from operations. Current liabilities consisted of the following:

Year Ended March 31,                    2005                     2004
-----------------------------------------------------------------------------
Accounts payable                    $1,736,000               $2,088,000
Accrued payroll and payroll taxes    1,155,000                1,236,000
Accrued warranty                       439,000                  416,000
Deferred revenue                       374,000                     -
Income taxes payable                   152,000                     -
Other                                  496,000                  383,000
-----------------------------------------------------------------------------
Total current liabilities           $4,352,000               $4,123,000
=============================================================================

The Company's contractual commitments consisted of two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $13,000) per month through August 2005. The Company also leases a building in Phoenix, Arizona related to its Versipanel operations which requires lease payments of $6,000 per month through September 2005. As of March 31, 2005, the Company had no operating leases with terms in excess of one year. At March 31, 2005, the Company also has committed to purchasing $247,000 in raw material inventory during the following year.

The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company cannot guarantee that its working capital will be sufficient to support the Company's operations.
If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. The Company may not be capable of raising additional capital or the terms upon which such capital may be available to the Company may not be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At March 31, 2005, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.78 million. There is no assurance that such options will be exercised.

IMPACT OF INFLATION AND ENVIRONMENTAL REGULATIONS

During the fiscal year ended March 31, 2005, the Company has experienced inflation on several of its raw materials including steel, plastic and wood. Transportation costs have also increased as fuel prices have increased. The Company has implemented price increases on its products in response to these increases and has been able to recover part of its increased costs. However, the Company has been unable to fully maintain its previous margins. The Company plans to continue to implement these price increases and is hopeful to regain its previous position with respect to margins, but can give no assurance that it will be successful in doing so. The Company estimates that the effects of inflation on its material costs has been to increase the costs of materials as a percent of sales by 2 percentage points during the fiscal year ended March 31, 2005 as compared to the prior fiscal year. At the current time, pricing of the Company's raw materials has seemed generally to stabilize. However, significant increases in the price of raw materials could reignite and have a material adverse impact on the Company's results of operations.

The Company believes that compliance with environmental laws and regulations has not materially affected the Company's operations.

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

Forward-looking statements contained in this Annual Report on Form 10-K include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, liquidity and capital resources, and cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. These forward-looking statements relate to:

   - references to predicted increases in the institutional furniture and United States office furniture markets and the Company's belief of a rebound in the office furniture business;
   - statements that the Company anticipates that its sales volumes during the first quarter of fiscal 2006 may increase by up to 15 percent as compared to the sales levels of the prior year's first quarter;
   - statements that the Company anticipates developing additional complementary chair lines and further penetrating its existing marketplace with its current line of chairs;
   - statements that the Company plans to sell Versipanel products through its existing sales system to current customers and that such products will allow the Company to expand its product line and better penetrate the institutional furniture markets;
   - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months; and
   -  statements related to anticipated capital expenditures.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

   - a repeated downturn in domestic and international economies and business conditions, specifically in the institutional furniture industry;
   -  war, terrorist acts, and threats of war and terrorist acts;
   -  increased competition in the Company's core businesses;
   - loss of important customer contracts through increased price-based and product quality competition, especially in the Company's multipurpose room furniture segment;
   -  limited management and key employee resources;
   - declines in sales volumes and profit margins in the Company's core businesses;
   - lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and healthcare seating operations, higher materials and labor costs, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets;
   - the Company's inability for any reason to develop new products and expand successfully into new markets;
   - the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices;
   - import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith;
   -  the Company's ability to maintain relatively low cost labor rates;
   - the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
   - increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason;

   - the Company's ability to refine and enhance the quality and productivity of its manufacturing process;
   - the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;
    - the Company's ability to retain and maintain relationships with key customers;
   - the availability of insurance funding for the Company's healthcare seating products;
   - the risk that the Company may become liable for certain alleged obligations of up to $0.4 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business;
   - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products; and
   - other factors noted in "Item 1. Business-Risk Factors That May Affect Future Results of Operations."

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


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 2005, approximately 5 percent of the Company's net sales, 7 percent of the Company's cost of products sold, and 12 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. For the year ended March 31, 2004, approximately 7 percent of the Company's net sales, 7 percent of the Company's cost of products sold, and 14 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. For the year ended March 31, 2003, approximately 5 percent of the Company's net sales, 7 percent of the Company's cost of products sold, and 14 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2005. The Company's healthcare chair operations have occasionally entered into forward contracts for specific U.S. dollar denominated accounts receivable. As of March 31, 2005, 2004, and 2003, no forward contracts were outstanding.

The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. The Company estimates that a 10 percent adverse change in foreign exchange rates could have reduced operating profit by as much as $148,000, $96,000 and $101,000 for the fiscal years ended March 31, 2005, 2004 and 2003. As mentioned above, this quantitative measure has inherent limitations and the sensitivity analysis disregards the possibility of other effects that may offset such adverse change.

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

The Company's independent registered public accounting firm, Deloitte & Touche LLP, have audited these financial statements in accordance with auditing standards generally accepted in the United States of America.

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

Based on a review and discussions of the Company's 2005 audited consolidated financial statements with management and discussions with the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the Company's fiscal 2005 audited financial statements be included in the Company's annual report on Form 10-K. The Board of Directors concurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm. . . . . 37

     Consolidated Balance Sheets as of March 31, 2005 and 2004. . . . 38

     Consolidated Statements of Income for the fiscal years ended
       March 31, 2005, 2004, and 2003 . . . . . . . . . . . . . . . . 39

     Consolidated Statements of Stockholders' Equity for the
       fiscal years ended March 31, 2005, 2004, and 2003. . . . . . . 40

     Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2005, 2004, and 2003 . . . . . . . . . . . . . 41

     Notes to Consolidated Financial Statements . . . . . . . . . . . 44

<PAGE) 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MITY Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of MITY Enterprises, Inc. and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MITY Enterprises, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
May 27, 2005

CONSOLIDATED BALANCE SHEETS

March 31,                                             2005          2004
                                                   -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 3,940,000   $ 6,382,000
  Available-for-sale securities                      7,151,000     1,050,000
  Accounts receivable, less allowances of
    $263,000 at March 31, 2005 and $339,000
    at March 31, 2004                                6,463,000     5,586,000
  Inventories                                        2,518,000     2,339,000
  Tax receivable                                          -          781,000
  Prepaid expenses and other current assets            311,000       477,000
  Deferred income tax assets                           701,000       568,000
                                                   -----------   -----------
Total current assets                                21,084,000    17,183,000
Property and equipment, net                         11,714,000    13,230,000
Deferred income tax assets                             403,000        63,000
Goodwill, net                                        2,306,000     1,136,000
Other intangible assets, net                              -          264,000
Notes receivable, net                                  109,000        80,000
                                                   -----------   -----------
                                                   $35,616,000   $31,956,000
                                                   ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 1,736,000   $ 2,088,000
  Accrued expenses and other current liabilities     2,616,000     2,035,000
                                                   -----------   -----------
Total current liabilities                            4,352,000     4,123,000
Minority interest                                         -           34,000
                                                   -----------   -----------
Total liabilities                                    4,352,000     4,157,000
                                                   -----------   -----------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Preferred stock, par value $.10 per share;
    authorized 3,000,000 shares; no shares issued
    and outstanding                                       -             -
  Common stock, par value $.01 per share;
    authorized 10,000,000 shares; issued and
    outstanding 4,325,434 shares at March 31, 2005
    and 4,258,590 shares at March 31, 2004              43,000        43,000
  Additional paid-in capital                        12,208,000    11,469,000
  Retained earnings                                 18,337,000    15,868,000
  Accumulated other comprehensive income               676,000       419,000
                                                   -----------   -----------
Total stockholders' equity                          31,264,000    27,799,000
                                                   -----------   -----------
                                                   $35,616,000   $31,956,000
                                                   ===========   ===========
        (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF INCOME
Year Ended March 31,                        2005         2004         2003
                                        -----------  -----------  -----------
Net sales                               $50,272,000  $45,210,000  $40,965,000
Cost of products sold                    33,537,000   28,037,000   24,457,000
                                        -----------  -----------  -----------
Gross profit                             16,735,000   17,173,000   16,508,000
                                        -----------  -----------  -----------
Operating expenses:
  Selling                                 7,427,000    6,452,000    6,172,000
  General and administrative              1,980,000    1,787,000    2,504,000
  Research and development                1,265,000    1,393,000    1,541,000
  Asset impairment                        2,226,000         -            -
                                        -----------  -----------  -----------
Total operating expenses                 12,898,000    9,632,000   10,217,000
                                        -----------  -----------  -----------
Income from continuing operations         3,837,000    7,541,000    6,291,000
Other income (expense):
  Investment income                         171,000       79,000      229,000
  Other                                    (113,000)    (180,000)     (97,000)
                                        -----------  -----------  -----------
Total other income (expense), net            58,000     (101,000)     132,000
                                        -----------  -----------  -----------
Income before provision for income
  taxes and minority interest             3,895,000    7,440,000    6,423,000
Provision for income taxes                1,448,000    2,766,000    2,367,000
                                        -----------  -----------  -----------
Net income before minority interest       2,447,000    4,674,000    4,056,000
Minority interest                            22,000       79,000        7,000
                                        -----------  -----------  -----------
Net income from continuing operations     2,469,000    4,753,000    4,063,000
Discontinued operations (Note 5):
  Gain on disposal (net of applicable
    income tax expense of $457,000)            -            -         745,000
                                        -----------  -----------  -----------
Net income                              $ 2,469,000  $ 4,753,000  $ 4,808,000
                                        ===========  ===========  ===========
Basic earnings per share from
  continuing operations                       $0.57        $1.14        $0.90
Basic gain per share on disposal of
   discontinued operations                      -            -           0.17
                                        -----------  -----------  -----------
Basic earnings per share                      $0.57        $1.14        $1.07
                                        ===========  ===========  ===========
Weighted average number of common
  shares-basic                            4,296,525    4,157,081    4,501,342
                                        ===========  ===========  ===========
Diluted earnings per share from
  continuing operations                       $0.55        $1.09        $0.86
Diluted gain per share on disposal of
   discontinued operations                      -            -           0.16
                                        -----------  -----------  -----------
Diluted earnings per share                    $0.55        $1.09        $1.02
                                        ===========  ===========  ===========
Weighted average number of common and
     common equivalent shares - diluted   4,474,111    4,364,683    4,711,420
                                        ===========  ===========  ===========
        (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            Accumulated
                                                 Additional                       Other         Total
                                        Common      Paid-In     Retained  Comprehensive  Stockholders'
                                         Stock      Capital     Earnings    Income(Loss)       Equity
                                       -------  -----------  -----------  -------------   -----------
Balance at April 1, 2002               $50,000  $11,755,000  $15,615,000      ($101,000)  $27,319,000
Comprehensive income:
 Net income                                                    4,808,000
 Unrealized gains on available-
   for-sale securities                                                           16,000
 Foreign currency translation                                                   197,000
                                                                                           ----------
Total comprehensive income                                                                  5,021,000
Issuance of 42,698 shares of common
 stock from the exercise of options                 227,000                                   227,000
Issuance of 17,913 shares of common
 stock to the Company's 401(k) plan                 152,000                                   152,000
Purchase and retirement of 945,773
  shares of common stock                (9,000)  (2,246,000)  (9,047,000)                 (11,302,000)
Tax benefit of employee stock options                37,000                                    37,000
                                       -------  -----------  -----------  -------------   -----------
Balance at March 31, 2003               41,000    9,925,000    11,376,000       112,000    21,454,000
Comprehensive income:
 Net income                                                     4,753,000
 Unrealized gains on available-
  for-sale securities                                                             2,000
 Foreign currency translation                                                   305,000
                                                                                           ----------
Total comprehensive income                                                                  5,060,000
Issuance of 166,493 shares of common
 stock from the exercise of options      2,000    1,076,000                                 1,078,000
Issuance of 7,916 shares of common
 stock to the Company's 401(k) plan                 103,000                                   103,000
Purchase and retirement of 31,000
 shares of common stock                             (75,000)     (261,000)                   (336,000)
Tax benefit of employee stock options               440,000                                   440,000
                                       -------  -----------  -----------  -------------   -----------
Balance at March 31, 2004               43,000   11,469,000   15,868,000        419,000    27,799,000
Comprehensive income:
 Net income                                                    2,469,000
 Unrealized losses on available-
   for-sale securities                                                          (12,000)
 Foreign currency translation                                                   269,000
                                                                                           ----------
Total comprehensive income                                                                  2,726,000
Issuance of 63,189 shares of common
 stock from the exercise of options                 555,000                                   555,000
Issuance of 3,655 shares of common
 stock to the Company's 401(k) plan                  59,000                                    59,000
Tax benefit of employee stock options               125,000                                   125,000
                                       -------  -----------  -----------  -------------   -----------
Balance at March 31, 2005              $43,000  $12,208,000  $18,337,000       $676,000   $31,264,000
                                       =======  ===========  ===========  =============   ===========
                       (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended March 31,                        2005         2004         2003
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 2,469,000  $ 4,753,000  $ 4,808,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Net gain on disposal of discontinued
   operations                                  -            -        (745,000)
  Asset impairment                        2,226,000         -            -
  Depreciation and amortization           1,830,000    1,634,000    1,191,000
  Deferred taxes                           (473,000)     383,000    2,511,000
  Loss (gain) on disposal of property
   and equipment                             (6,000)     114,000       27,000
  Tax benefit from exercise of stock
   options                                  125,000      440,000       37,000
  Changes in assets and liabilities:
    Accounts receivable                    (652,000)  (1,667,000)     666,000
    Inventories                             (88,000)    (913,000)     (99,000)
    Tax receivable                          784,000      508,000   (1,120,000)
    Prepaid expenses and other current
      assets                                107,000     (194,000)     165,000
    Accounts payable                       (420,000)    (137,000)     511,000
    Accrued expenses and other current
      liabilities                           462,000      373,000   (2,775,000)
                                        -----------  -----------  -----------
Net cash provided by continuing
  operations                              6,364,000    5,294,000    5,177,000
Net cash provided by discontinued
  operations                                   -            -       2,902,000
                                        -----------  -----------  -----------
Net cash provided by operating
  activities                              6,364,000    5,294,000    8,079,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale
  securities                             (7,591,000)  (1,463,000)  (2,787,000)
Sales and maturities of available-for-
  sale securities                         1,478,000    2,750,000    5,060,000
Proceeds from sale of property and
  equipment                                  85,000        1,000       14,000
Purchases of property and equipment      (2,142,000)  (3,270,000)  (6,577,000)
Purchase of Versipanel                   (1,201,000)        -            -
Decrease (increase) in notes receivable     (30,000)      87,000      232,000
Purchase of intellectual property              -            -         (82,000)
                                        -----------  -----------  -----------
Net cash used in continuing operations   (9,401,000)  (1,895,000)  (4,140,000)
Net cash provided by discontinued
  operations                                   -            -         250,000
                                        -----------  -----------  -----------
Net cash used in investing activities    (9,401,000)  (1,895,000)  (3,890,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock
  options and issuance of shares to the
  401(k) plan                               614,000    1,181,000      379,000
Minority interest                           (34,000)     (91,000)      (7,000)
Purchase and retirement of common stock        -        (336,000) (11,302,000)
                                        -----------  -----------  -----------

Net cash provided by (used in) financing
  activities                                580,000      754,000  (10,930,000)
                                        -----------  -----------  -----------
Effect of exchange rate changes on cash      15,000       26,000       18,000
                                        -----------  -----------  -----------
Net increase (decrease) in cash and
  cash equivalents                       (2,442,000)   4,179,000   (6,723,000)
Cash and cash equivalents at beginning
  of year                                 6,382,000    2,203,000    8,926,000
                                        -----------  -----------  -----------
Cash and cash equivalents at end of year $3,940,000   $6,382,000   $2,203,000
                                        ===========  ===========  ===========

         (See accompanying notes to consolidated financial statements)

                                                        (continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Year Ended March 31,                        2005         2004         2003
                                        -----------  -----------  -----------
Cash paid during the year for income
  taxes                                  $  772,000   $1,701,000   $1,395,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In April of 2004, the Company purchased the assets of Versipanel LLC for $1,201,000. In conjunction with the acquisition, liabilities were assumed as follows:

        Fair value of assets acquired                     $  219,000
        Cost in excess of fair value of assets (goodwill)  1,085,000
        Cash paid for assets                              (1,201,000)
                                                          ----------
        Liabilities assumed                               $  103,000
                                                          ==========


         (See accompanying notes to consolidated financial statements)

                                                       (concluded)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 2005


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

DISCONTINUED OPERATIONS
During the quarter ended June 30, 2001, the Company developed and approved a plan for exiting and selling the specialty office seating and systems furniture segment of its operations. This segment consists of the CenterCore and DO Group businesses. As a result of these actions, the Company has treated DO Group and CenterCore as a discontinued operation. On November 8, 2002, the Company completed the sale of the assets of the specialty office seating and systems furniture segment of its operations (See Note 5, Discontinued Operations).

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

AVAILABLE-FOR-SALE SECURITIES
Debt securities, which consist of corporate bonds and government agency securities, are classified as available-for-sale and are recorded at their fair value. When the fair value of available-for-sale securities differs from the amortized cost, the resulting unrealized gain or loss is recorded as a component of comprehensive income. The amortization of premiums and discounts on debt securities in this category are included in investment income and reflected in the net carrying amount of the debt securities. The cost of securities sold during the period is based on the specific identification method. Interest on securities in this category are included in investment income. As of March 31, 2005, the Company had unrealized holding losses on available-for-sale securities of $19,000. These losses were related to fluctuations in interest rates and are not considered to be other than a
temporary loss.   As of March 31, 2004 there were no unrealized holding gains or losses on available-for-sale securities.

The contractual maturities of the available-for-sale securities held are summarized below:

March 31,                              2005                    2004
                              ----------------------   ----------------------
                               Amortized     Fair      Amortized      Fair
                                  Cost       Value        Cost        Value
                              ----------  ----------   ----------  ----------
Due in one year or less       $1,950,000  $1,942,000         -           -
Due after one through five
  years                        2,220,000   2,209,000   $1,050,000  $1,050,000
Due after five through ten
  years                             -           -            -           -
Due after ten years            3,000,000   3,000,000         -           -
                              ----------  ----------   ----------  ----------
                              $7,170,000  $7,151,000   $1,050,000  $1,050,000
                              ==========  ==========   ==========  ==========

These available-for-sale securities consisted of the following (at fair value):

                                           Gross       Gross
March 31, 2005              Amortized   Unrealized  Unrealized     Fair
                              Cost         Gains       Losses      Value
                           ----------   ----------  ----------  ----------
U.S. government securities $2,920,000        -       $19,000    $2,901,000
Asset-backed securities       200,000        -          -          200,000
Auction rate notes          4,050,000        -          -        4,050,000
                           ----------   ----------  ----------  ----------
Balance at end of period   $7,170,000        -       $19,000    $7,151,000
                           ==========   ==========  ==========  ==========

                                           Gross       Gross
                            Amortized   Unrealized  Unrealized     Fair
March 31, 2004                Cost         Gains       Losses      Value
                           ----------   ----------  ----------  ----------
U.S. government securities $1,050,000        -          -       $1,050,000
                           ----------   ----------  ----------  ----------
Balance at end of period   $1,050,000        -          -       $1,050,000
                           ==========   ==========  ==========  ==========

Investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2005 and 2004 were not significant. For the years ended March 31, 2005 and 2004, proceeds from the sale of securities available-for-sale amounted to $1,490,000 and $2,748,000, respectively. Gross realized losses amounted to $0 and $1,000 for the years ended March 31, 2005 and 2004, respectively. There were no gross realized gains for the years ended March 31, 2005 and 2004.

INVENTORIES
Inventories are stated at the lower of cost, on a first in, first out basis, or market. The Company has established a reserve on this inventory of $372,000 and $31,000 as of March 31, 2005 and 2004, respectively (See Note 4, Impairment of Assets).

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

                                                    Estimated Useful
                                                     Life (in years)
                                                    ----------------
          Machinery and equipment                        3 to 10
          Furniture and fixtures                         3 to 5
          Leasehold improvements                         2 to 15
          Buildings and improvements                       30


GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reviews annually the carrying value of its goodwill and other intangible assets during the first quarter of each fiscal year. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel and the other intangible asset is represented by intellectual property related to certain rights the Company obtained to utilize new technology in its next generation table product development efforts. During the quarter ended June 30, 2004, the Company reviewed the goodwill related to the Broda acquisition and the intellectual property related to the other intangible asset and determined at that time that there was no impairment. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. However, due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company has fully impaired the other intangible assets related to the intellectual property during the quarter ending March 31, 2005. This resulted in an impairment charge of $227,000 related to the other intangible assets (See Note 4, Impairment of Assets).

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

SHIPPING COSTS
In accordance with Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company classifies shipping costs billed to customers as revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Available-for-sale securities are carried at fair value. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Year Ended March 31,                         2005          2004          2003
                                      -----------   -----------   -----------
 Net income:
  As reported                         $ 2,469,000   $ 4,753,000   $ 4,808,000
  Deduct stock-based employee
    compensation expense determined
    under the fair-value based
    method net of related tax effects     254,000       156,000       218,000
                                      -----------   -----------   -----------
  Pro forma                           $ 2,215,000   $ 4,597,000   $ 4,590,000
                                      ===========   ===========   ===========
Earnings per share - basic:
  As reported                               $0.57         $1.14         $1.07
  Pro forma                                 $0.52         $1.11         $1.02

Earnings per share - diluted:
  As reported                               $0.55         $1.09         $1.02
  Pro forma                                 $0.49         $1.05         $0.98

USE OF ESTIMATES
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates subject to change include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, goodwill and intangible assets, reserve on notes receivable, litigation reserves, and valuation of the discontinued operations and the assets related to its discontinued next generation table line (see Note 4, Impairment of Assets). Actual results could differ from these estimates.

LONG-LIVED ASSETS
On April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains its fundamental provision for recognizing and measuring impairment of long-lived assets to be held and used. This Statement requires that all long-lived assets to be disposed of by sale be carried at the lower of carrying amount or fair value less cost to sell, and that depreciation cease to be recorded on such assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed of. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, and supersedes previous guidance for discontinued operations of business segments. Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company has impaired certain long-term assets during the quarter ending March 31, 2005. This resulted in an impairment charge of $2.2 million, including $2.0 million related to fixed assets and $0.2 million related to other intangible assets (See Note 4, Impairment of Assets). There were no long-lived assets which were considered impaired as of March 31, 2004.

COMPREHENSIVE INCOME
The Company's comprehensive income consists of foreign currency adjustments, unrealized holding gains and losses on available-for-sale securities, and net income.

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

Year Ended March 31,                         2005          2004          2003
                                      -----------   -----------   -----------
Balance at beginning of period           $415,000      $365,000      $375,000
Accruals for warranties issued
  during the period                       661,000       669,000       407,000
Settlements made during the period       (637,000)     (619,000)     (417,000)
                                      -----------   -----------   -----------
Balance at end of period                 $439,000      $415,000      $365,000
                                      ===========   ===========   ===========

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

Year Ended March 31,                         2005          2004          2003
                                      -----------   -----------   -----------

Numerator:
  Net income                          $ 2,469,000   $ 4,753,000   $ 4,808,000
                                      ===========   ===========   ===========
Denominator:
  Weighted average shares outstanding:
    Basic                               4,296,525     4,157,081     4,501,342
    Employee stock options and other      177,586       207,602       210,078
                                      -----------   -----------   -----------
    Diluted                             4,474,111     4,364,683     4,711,420
                                      ===========   ===========   ===========
Earnings per common share:
    Basic                                   $0.57         $1.14         $1.07
    Diluted                                 $0.55         $1.09         $1.02

RECLASSIFICATIONS
Certain reclassifications have been made to the prior year amounts to conform to the 2005 classifications.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces SFAS no. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R, as amended by the SEC, will be effective for the Company's fiscal year beginning April 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS
123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company intends to adopt SFAS No. 151 on April 1, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46") an interpretation of ARB No. 51. FIN No. 46, as amended, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact the consolidated financial statements.

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

2.  INVENTORIES

Inventories consisted of the following:

March 31,                                           2005           2004
                                               -----------    -----------
  Materials and supplies                       $ 1,522,000    $ 1,486,000
  Work-in-progress                                 161,000        265,000
  Finished goods                                   835,000        588,000
                                               -----------    -----------
                                               $ 2,518,000    $ 2,339,000
                                               ===========    ===========

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


March 31,                                           2005           2004
                                               -----------    -----------
  Land and improvements                        $ 2,179,000    $ 2,179,000
  Machinery and equipment                        7,994,000      8,115,000
  Furniture and fixtures                         2,279,000      2,187,000
  Leasehold improvements                           960,000        775,000
  Building and improvements                      6,818,000      6,818,000
                                               -----------    -----------
                                               $20,230,000    $20,074,000
Less accumulated depreciation and amortization  (8,516,000)    (6,844,000)
                                               -----------    -----------
                                               $11,714,000    $13,230,000
                                               ===========    ===========

4.  IMPAIRMENT OF ASSETS

During a meeting of the Company's Board of Directors on January 25, 2005, the board decided to discontinue funding the Company's initiative to develop its next generation table. The decision was made based on the difficulties encountered and additional expenses required to achieve a consistent, repeatable manufacturing process. At this time, the decision was also made to redirect some of the resources previously focused on the next generation table project towards using the same technology and equipment for other products that do not require the same level of precision as tables. However, the Company is in the process of developing a specific plan for the use of these assets and can give no assurance that it will be successful in its efforts.

As a result, during the quarter ending March 31, 2005, in accordance with SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets", the Company realized an impairment on some of the assets involved in that project to reduce their carrying amounts to their estimated fair value. As per SFAS No. 144, the fair value was determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company utilized an outside specialist to establish the fair value of the assets. The impairment totaled $2,226,000 and consisted of $1,999,000 in impairment of fixed assets and $227,000 in impairment of other intangible asset.

In connection with the decision to discontinue the next generation table line, it was determined that the the value of the inventory associated with the project was less than its cost. So, in accordance with Accounting Research Bulletin 43 (ARB 43), paragraph 5, this inventory was revalued at market value through a reserve which resulted in an adjustment down in the value of inventory of $324,000. This charge was included in the cost of products sold.

The fair value of the assets previously associated with the next generation table project that will now be redirected on other processes, consists of $2,528,000 in building, $1,045,000 for equipment, and $272,000 in inventory. The Company believes that it will be able to fully realize the value of these assets.

5.  DISCONTINUED OPERATIONS

In November 2002, the Company completed its plan for exiting and selling the assets of the specialty office seating and systems segment of its business (the CenterCore and DO Group businesses). This plan was originally approved by the Company's Board of Directors in June 2001. Since that time and in accordance with Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, the Company treated the DO Group and CenterCore segment of its operations as a discontinued operation. At the time that the plan was originally formulated, an estimated $3,256,000 loss was accrued for in the three months ended June 30, 2001 to account for the expected losses on disposal and estimated operating losses through the disposal date. After the completion of the plan, the actual net loss, after tax was determined to be $2,511,000. Since the amount of loss that was originally estimated and accrued for in the June 2001 quarter of $3,256,000 was higher than this amount, the Company recognized a gain, net of tax, of $745,000, in the three month period ended December 31, 2002. The sale of the assets of this segment was completed in three transactions. The first two transactions took place in September and October 2001. The final transaction occurred in November 2002.

6.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

In 2002, the Company acquired a 50 percent interest in a startup development company. On September 30, 2004, the Company sold its 50 percent equity ownership interest in the startup development company to the other 50 percent owner. The Company exchanged its ownership interest for an exclusive license for furniture products and selected other products, release of all royalty obligations on existing and future products, and other considerations. The Company retained most of the tangible assets and liabilities of the startup development company including cash, inventory, fixed assets, and accounts payable. Due to the decision by the board of directors in January 2005 to discontinue funding the Company's initiative to develop its next generation table, the Company has impaired certain of the remaining assets (See Note 4, Impairment of Assets).

During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has a reserve of $20,000 and $150,000, for this note receivable as of March 31, 2005 and 2004, respectively. At March 31, 2005 and 2004, the gross value of this note receivable was $159,000 and $248,000, respectively. At March 31, 2005, $54,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of March 31, 2005, the dealer was current on payments on this note receivable.

7.  LINE OF CREDIT

The Company's wholly-owned subsidiary, Broda Enterprises, had a line of credit, bearing interest at Canadian prime (4.25 percent at March 31, 2005) which is secured by a General Security Agreement, an assignment of insurance and guarantees by the Company. The limit on this line is $822,000. At March 31, 2005 and 2004, no balance was outstanding. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2005, the Company was in full compliance with the loan covenants related to this credit facility.

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

March 31,                                           2005           2004
                                               -----------    -----------
  Accrued payroll and payroll taxes            $ 1,155,000    $ 1,236,000
  Accrued warranty                                 439,000        415,000
  Deferred revenue                                 374,000           -
  Tax payable                                      152,000           -
  Other                                            496,000        384,000
                                               -----------    -----------
                                               $ 2,616,000    $ 2,035,000
                                               ===========    ===========

9.  COMMON STOCK OPTIONS

At March 31, 2005, the Company has two stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan and 900,000 shares of common stock for issuance under the 1997 Plan. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on the Nasdaq Stock Exchange except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:


                                   Number            Weighted Average
                                 of Options           Exercise Price
                                 -----------       --------------------
Outstanding at April 1, 2002       729,573                $8.09
  Granted                           36,025                12.14
  Exercised                        (42,698)                5.33
  Forfeited                        (94,152)                8.63
                                 -----------       --------------------
Outstanding at March 31, 2003      628,748                 8.43

  Granted                          115,000                17.02
  Exercised                       (166,493)                6.47
  Forfeited                        (13,893)               11.23
                                 -----------       --------------------
Outstanding at March 31, 2004      563,362                10.70

  Granted                           58,499                14.92
  Exercised                        (63,189)                8.78
  Forfeited                        (13,844)               14.64
                                 -----------       --------------------
Outstanding at March 31, 2005      544,828               $11.27
                                 ===========       ====================

Options exercisable at March 31, 2005, 2004 and 2003 were 405,679, 387,138, and 484,170, respectively. Options vest over a one- to four-year period and are generally exercisable over ten-years.

The following table summarizes the combined information of the 1990 and 1997 Plans' options outstanding at March 31, 2005:

                 Options Outstanding                    Options Exercisable
    -------------------------------------------------   --------------------
                                Weighted
                                 Average
     Range of                  Remaining    Weighted                Weighted
     Exercise       Number    Contractual    Average       Number    Average
     Prices      Outstanding      Life      Exercise     Exercis-   Exercise
                              (in years)       Price         able      Price
 -------------   -----------  -----------   --------     --------   --------
   $4.08-$5.75       50,001       0.87       $ 5.08        50,001    $ 5.08
     6.78-8.20      111,172       5.56         6.96       111,172      6.96
    9.70-11.75      169,705       4.47        10.29       163,805     10.29
   12.10-12.15       28,368       7.90        12.13        16,774     12.13
   12.96-15.50       89,700       8.25        14.72        39,750     15.13
   16.55-17.90       95,882       9.09        17.76        24,177     17.90
 -------------   -----------  -----------   --------     --------   --------
  $4.08-$17.90      544,828       5.97      $ 11.27       405,679    $ 9.74
 =============   ===========  ===========   ========     ========   ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: expected volatility of 41 percent, 44 percent, and 45 percent, risk free interest rates of 3.31 percent, 2.24 percent and 2.29 percent, and expected lives of one to four years. Under SFAS No. 148, the weighted average fair value per share of options issued during the years ended March 31, 2005, 2004 and 2003 was $4.72, $6.00, and $4.21, respectively.

10.  EMPLOYEE BENEFIT PLANS

In January 1995, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amounts contributed to the plan for the years ended March 31, 2005, 2004 and 2003 were $125,000, $107,000, and $86,000, respectively.

In October 1996, the Board of Directors reserved up to 37,500 shares of MITY Enterprises common stock to be issued under the provisions of the 401(k) plan. An additional 50,000 shares of common stock were reserved in January 2000 and an additional 100,000 shares of common stock were reserved in March 2002. Shares are issued to the plan on a quarterly basis. The amounts issued to the plan in MITY Enterprises common stock for the years ended March 31, 2005, 2004 and 2003 were $60,000, $103,000, and $152,000, respectively. As of March 31,
2005, 123,545 shares had been issued under the provisions of the plan.

11.  INCOME TAXES

Income tax expense (benefit) from continuing operations consisted of the following components:

Year Ended March 31,             2005          2004          2003
                             -----------   -----------   -----------
  Current:
    Federal                  $ 1,392,000   $ 1,708,000   $  (455,000)
    State                        211,000       244,000       (29,000)
    Foreign                      318,000       431,000       340,000
                             -----------   -----------   -----------
  Total current                1,921,000     2,383,000      (144,000)
                             -----------   -----------   -----------
  Deferred:
    Federal                     (430,000)      359,000     2,295,000
    State                        (42,000)       35,000       204,000
    Foreign                       (1,000)      (11,000)       12,000
                             -----------   -----------   -----------
  Total deferred                (473,000)      383,000     2,511,000
                             -----------   -----------   -----------
                             $ 1,448,000   $ 2,766,000   $ 2,367,000
                             ===========   ===========   ===========

The amount of the Company's foreign pre-tax income for the years ended March 31, 2005, 2004 and 2003 was $834,000, $361,000, and $927,000, respectively.

The tax provisions for continuing operations were at effective rates as follows:



Year Ended March 31,             2005          2004          2003
                             -----------   -----------   -----------
Federal statutory tax rates      35.0%         35.0%         35.0%
State / provincial income
  taxes, net of federal
  benefit                         3.3           3.3           3.3
Meals and entertainment           0.4           0.2           0.2
Foreign sales                    (0.6)         (0.5)         (0.8)
Other                            (0.9)         (0.8)         (0.8)
                             -----------   -----------   -----------
                                 37.2%         37.2%         36.9%
                             ===========   ===========   ===========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

March 31,                               2005                     2004
                                  Current  Long Term       Current  Long Term
                                  -------- ---------       -------- ---------
Deferred tax assets:
 Allowance for doubtful accounts  $ 55,000                 $ 94,000
 Inventory                         134,000                    2,000
 Vacation accrual                   60,000                   47,000
 Warranty reserve and accrual      196,000                  217,000
 Discontinued operations            77,000                   69,000
 Net operating loss carryforward   105,000                  121,000  $105,000
 AMT credit                                 $ 30,000                   30,000
 Reserve on notes receivable                                           56,000
 Depreciation and amortization               373,000
 Other accruals                     74,000                   18,000
                                  -------- ---------       -------- ---------
Total                              701,000   403,000        568,000   191,000
Deferred tax liabilities:
 Depreciation and amortization                                       (128,000)
                                  -------- ---------       -------- ---------
Net deferred tax asset            $701,000  $403,000       $568,000  $ 63,000
                                  ======== =========       ======== =========

At March 31, 2005, the Company had $281,000 of consolidated net operating loss carryforwards for federal income tax purposes which expire through 2011. The utilization of tax net operating losses may be subject to specified limitation. Management believes it is more likely than not that its deferred tax assets will be realized and, accordingly, no valuation allowance is necessary.

12.  COMMITMENTS AND CONTINGENCIES

The Company leases two buildings in its Waterloo, Ontario, Canada location
under an operating lease which expires in August 2005.   The current agreement
requires lease payments of $16,000 Canadian (approximately US $13,000) per month through August 2005. The Company also leases a building in Phoenix, Arizona related to its Versipanel operations which requires lease payments of $6,000 per month through September 2005.

Total rent expense was $147,000, $132,000, and $148,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

At March 31, 2005, the Company has committed to purchasing $247,000 in raw materials inventory.

The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan and $0.2 million related to a wage dispute resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for these amounts and plans to vigorously defend its positions. At this time, the Company is unable to determine what its liability will be.

The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material affect on the consolidated financial statements.

13.  BUSINESS SEGMENT INFORMATION

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

Reportable segment data reconciled to the consolidated financial statements for the fiscal years ended March 31, 2005, 2004 and 2003 is as follows:

Fiscal Year Ended March 31,            2005           2004          2003
                                   -----------    -----------    -----------
Net sales:
  Multipurpose room furniture      $43,040,000    $39,002,000    $35,895,000
  Healthcare seating                 7,232,000      6,208,000      5,070,000
                                   -----------    -----------    -----------
                                   $50,272,000    $45,210,000    $40,965,000
                                   ===========    ===========    ===========
Income from continuing operations:
  Multipurpose room furniture      $ 2,332,000    $ 6,238,000    $ 5,198,000
  Healthcare seating                 1,505,000      1,303,000      1,093,000
                                   -----------    -----------    -----------
                                   $ 3,837,000    $ 7,541,000    $ 6,291,000
                                   ===========    ===========    ===========
Depreciation & amortization expense:
  Multipurpose room furniture      $ 1,661,000    $ 1,502,000    $ 1,116,000
  Healthcare seating                   169,000        132,000         75,000
                                   -----------    -----------    -----------
                                   $ 1,830,000    $ 1,634,000    $ 1,191,000
                                   ===========    ===========    ===========
Capital expenditures, net:
  Multipurpose room furniture      $ 1,900,000    $ 3,101,000    $ 6,370,000
  Healthcare seating                   242,000        169,000        207,000
                                   -----------    -----------    -----------
                                   $ 2,142,000    $ 3,270,000    $ 6,577,000
                                   ===========    ===========    ===========

March 31,                                  2005          2004
                                       -----------   ------------
Total assets:
  Multipurpose room furniture          $30,626,000    $28,042,000
  Healthcare seating                     4,990,000      3,914,000
                                       -----------   ------------
                                       $35,616,000    $31,956,000
                                       ===========    ===========

14.  ACQUISITION

On April 1, 2004, the Company announced the acquisition of the assets of Versipanel LLC, a privately-owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona. The transaction was treated for accounting purposes as a purchase and accordingly, the Company has included the operating results of Versipanel in the financial statements from April 1, 2004.

In conjunction with this acquisition, the Company paid $1,201,000 in cash.
The acquisition resulted in goodwill of $1,085,000 all of which is deductible for tax purposes. Up to an additional $200,000 of the purchase price was contingently payable based on obtaining certain sales growth targets on the Versipanel product line through April 26, 2005. These growth targets were not achieved.

The unaudited pro forma results of operations of the Company for the year ended March 31, 2005, 2004 and 2003 (assuming the acquisition of Versipanel had occurred as of April 1, 2002) are as follows:


Fiscal Year Ended March 31,      2005            2004            2003
                             -----------     -----------     -----------
Net sales                    $50,272,000     $46,689,000     $42,375,000
Net income                     2,469,000       4,878,000       4,849,000
Basic earnings per share           $0.57           $1.17           $1.08
Diluted earnings per share         $0.55           $1.12           $1.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None to report.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. During the most recent fiscal quarter ended March 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a(f) under the Exchange
Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          None to report.


                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors of the Company has determined that each of Hal B. Heaton, Chair of the Audit Committee, and Audit Committee member Ralph E. Crump is an audit committee financial expert as defined by Item 401(h) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of
Schedule 14A of the Exchange Act. The Board of Directors of the Company has designated Hal B. Heaton, Chair of the Audit Committee as its audit committee financial expert.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics for directors, officers and executives. The Code of Ethics is available on the Company's website at www.mityinc.com. Shareholders may request a free copy of the Code of Ethics from the Company at MITY Enterprises, Inc., Attn: Investor Relations, 1301 West 400 North, Orem, UT 84057.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2005 Annual Meeting of Stockholders entitled "Auditor's Fees."


                                      PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)  The following documents are filed as part of this report:
         (1) All financial statements
         (2) Financial statement schedule: Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2005
         (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Shareholders of MITY Enterprises, Inc.:

We have audited the consolidated financial statements of MITY Enterprises, Inc. and subsidiaries (the Company) as of March 31, 2005 and 2004, and for each of the three years in the period ended March 31, 2005, and have issued our report thereon dated May 27, 2005; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item
15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP

Salt Lake City, Utah
May 27, 2005

                  MITY ENTERPRISES, INC. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED MARCH 31, 2005, 2004 AND 2003

                                    Additions
                        Balance     Charged
                        at          to Costs      Deductions     Balance
                        Beginning   and           from           at End
                        of Period   Expenses      Reserves       of Period

ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:

     March 31, 2005   $ 339,000     $  20,000     $  96,000      $ 263,000

     March 31, 2004     235,000       133,000        29,000        339,000

     March 31, 2003     346,000        77,000       188,000        235,000


INVENTORY RESERVES:

Year ended:

     March 31, 2005   $  31,000     $ 341,000          -         $ 372,000

     March 31, 2004      28,000         3,000          -            31,000

     March 31, 2003      50,000          -        $  22,000         28,000


RESERVES ON NOTES RECEIVABLE

Year Ended:

     March 31, 2005   $ 150,000     $(140,000)    $  10,000      $  20,000

     March 31, 2004     180,000       (30,000)         -           150,000

     March 31, 2003     110,000       805,000       735,000        180,000

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MITY ENTERPRISES, INC.

                                             By:/s/ Bradley T Nielson
                                             Bradley T Nielson, President,
                                             Chief Executive Officer
                                             Date: May 27, 2005


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    SIGNATURE                         TITLE                    DATE
    ---------                         -----                    ----

/s/ Gregory L. Wilson       Chairman of the Board and        May 27, 2005
----------------------      Director
Gregory L. Wilson


/s/ Bradley T Nielson       President and Chief Executive    May 27, 2005
----------------------      Officer (Principal Executive
Bradley T Nielson           Officer)


/s/ Paul R. Killpack        Chief Financial Officer          May 27, 2005
----------------------      (Principal Financial and
Paul R. Killpack            Accounting Officer)


/s/ Ralph E. Crump          Director                         May 27, 2005
----------------------
Ralph E. Crump


/s/ Peter Najar             Director                         May 27, 2005
----------------------
Peter Najar


/s/ C. Lewis Wilson         Director                         May 27, 2005
----------------------
C. Lewis Wilson


/s/ Hal B. Heaton           Director                         May 27, 2005
----------------------
Hal B. Heaton