Form 10-Q
period 2005-06-30
MITY ENTERPRISES INC
filed 2005-07-26
CIK 921030

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

           For the quarterly period ended June 30, 2005

                                      or

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

     There were 4,060,656 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 25, 2005.

------------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                   JUNE 30,        MARCH 31,
ASSETS                                               2005            2005
                                                  -----------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . $ 3,773,000     $ 3,940,000
  Available-for-sale securities . . . . . . . . .   4,961,000       7,151,000
  Accounts receivable, less allowances of
    $288,000 at June 30, 2005 and
    $263,000 at March 31, 2005. . . . . . . . . .   7,102,000       6,463,000
  Inventories . . . . . . . . . . . . . . . . . .   2,814,000       2,518,000
  Prepaid expenses and other current assets . . .     559,000         311,000
  Deferred income tax assets. . . . . . . . . . .     640,000         701,000
                                                  -----------     -----------
Total current assets. . . . . . . . . . . . . . .  19,849,000      21,084,000
Property and equipment, net . . . . . . . . . . .  11,460,000      11,714,000
Deferred income tax assets. . . . . . . . . . . .     374,000         403,000
Goodwill, net . . . . . . . . . . . . . . . . . .   2,295,000       2,306,000
Notes receivable, net . . . . . . . . . . . . . .      92,000         109,000
                                                  -----------     -----------
Total assets. . . . . . . . . . . . . . . . . . . $34,070,000     $35,616,000
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . $ 2,139,000       1,736,000
 Accrued expenses and other current liabilities .   3,494,000       2,616,000
                                                  -----------     -----------
Total current liabilities . . . . . . . . . . . .   5,633,000       4,352,000

                                                  -----------     -----------
Total liabilities . . . . . . . . . . . . . . . .   5,633,000       4,352,000

Commitments and contingencies . . . . . . . . . .        --              --
Stockholders' equity:
    Preferred stock, par value $.10 per share;
      authorized 3,000,000 shares; no shares
      issued and outstanding. . . . . . . . . . .        --              --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding 4,059,192 at June 30, 2005
      and 4,325,434 at March 31, 2005 . . . . . .      41,000          43,000
    Additional paid-in capital. . . . . . . . . .  11,631,000      12,208,000
    Retained earnings . . . . . . . . . . . . . .  16,125,000      18,337,000
    Accumulated other comprehensive income. . . .     640,000         676,000
                                                  -----------     -----------
  Total stockholders' equity. . . . . . . . . . .  28,437,000      31,264,000
                                                  -----------     -----------
Total liabilities and stockholders' equity. . . . $34,070,000     $35,616,000
                                                  ===========     ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2005           2004
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $14,384,000    $12,046,000
Cost of products sold . . . . . . . . . . . . . .    9,065,000      7,905,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    5,319,000      4,141,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,956,000      1,732,000
  General and administrative. . . . . . . . . . .      704,000        522,000
  Research and development. . . . . . . . . . . .      385,000        284,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    3,045,000      2,538,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    2,274,000      1,603,000
Other income
  Interest income . . . . . . . . . . . . . . . .       73,000         20,000
  Other . . . . . . . . . . . . . . . . . . . . .       33,000         43,000
                                                   -----------    -----------
Total other income, net . . . . . . . . . . . . .      106,000         63,000
                                                   -----------    -----------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    2,380,000      1,666,000
Provision for income taxes. . . . . . . . . . . .      862,000        617,000
                                                   -----------    -----------
Net income before minority interest . . . . . . .    1,518,000      1,049,000
Minority interest . . . . . . . . . . . . . . . .         -            22,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,518,000    $ 1,071,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.36    $      0.25
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,273,517      4,268,941
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.34    $      0.24
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,438,701      4,478,894
                                                   ===========    ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

                            MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   THREE MONTHS ENDED JUNE 30,
                                                      2005           2004
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 1,518,000    $ 1,071,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       367,000        451,000
    Deferred taxes . . . . . . . . . . . . . . .        89,000         16,000
    Net gain on disposal of equipment. . . . . .          --           (6,000)
    Tax benefit from exercise of stock options .        22,000        100,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (661,000)      (231,000)
      Inventories. . . . . . . . . . . . . . . .      (300,000)      (713,000)
      Prepaid expenses and other current assets.      (248,000)       (12,000)
      Tax receivable . . . . . . . . . . . . . .          --          657,000
      Accounts payable . . . . . . . . . . . . .       405,000       (176,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       881,000       (288,000)
                                                   -----------    -----------
Net cash provided by operating activities. . . .     2,073,000        869,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (1,560,000)      (844,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     3,755,000           --
Proceeds from sales of property & equipment. . .          --            6,000
Decrease in notes receivable . . . . . . . . . .        17,000          9,000
Purchase of Versipanel . . . . . . . . . . . . .          --       (1,201,000)
Purchases of property and equipment. . . . . . .      (118,000)      (850,000)
                                                   -----------    -----------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . .     2,094,000     (2,880,000)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       236,000        372,000
Minority interest. . . . . . . . . . . . . . . .          --          (34,000)
Purchase and retirement of common stock. . . . .    (4,568,000)          --
                                                   -----------    -----------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .    (4,332,000)       338,000
                                                   -----------    -----------
Effect of exchange rate changes on cash. . . . .        (2,000)        (5,000)
                                                   -----------    -----------
Net decrease in cash and cash equivalents. . . .      (167,000)    (1,678,000)
Cash and cash equivalents at beginning of period     3,940,000      6,382,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 3,773,000    $ 4,704,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   THREE MONTHS ENDED JUNE 30,
                                                      2005           2004
                                                   -----------    -----------
Cash paid during the period for income taxes . . . $    68,000    $    52,000


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

                              MITY ENTERPRISES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

INTERIM PERIOD ACCOUNTING POLICIES

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. Results of operations for the three months ended June 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2006.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2005.

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

                                                  THREE MONTHS ENDED JUNE 30,
                                                      2005           2004
                                                  ----------      ----------
Net income, as reported                           $1,518,000      $1,071,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax            57,000          53,000
                                                  ----------      ----------
Pro forma net income                              $1,461,000      $1,018,000
                                                  ==========      ==========
Earnings per share - basic:
  As reported                                          $0.36           $0.25
  Pro forma                                             0.34            0.24

Earnings per share - diluted:
  As reported                                          $0.34           $0.24
  Pro forma                                             0.33            0.23


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the three months ended June 30, 2004: expected volatility of 43 percent, risk free interest rate of 2.57 percent, and expected lives of three years. During the three months ended June 30, 2004, 10,000 options were granted. Under SFAS No. 123, the weighted average fair value per share of options issued during the three months ended June 30, 2004 was $5.47. No options were granted during the three months ended June 30, 2005.

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


2.  INVENTORIES

     Inventories consisted of the following:

                                                  JUNE 30,         MARCH 31,
                                                    2005             2005
                                                 -----------      -----------
               Materials and supplies . . . .    $ 1,894,000      $ 1,522,000
               Work-in-progress . . . . . . .        134,000          161,000
               Finished goods . . . . . . . .        786,000          835,000
                                                 -----------      -----------
                                                 $ 2,814,000      $ 2,518,000
                                                 ===========      ===========

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2005, net income exceeded comprehensive income by $36,000, consisting of $41,000 in foreign currency translation losses partially offset by $5,000 in unrealized gains on available for sale securities, net of tax effects. For the three months ended June 30, 2004, net income exceeded comprehensive income by $101,000, consisting of $91,000 in foreign currency translation losses and $10,000 in unrealized losses on available-for-sale securities, net of tax effects.

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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months ended June 30, 2005 and 2004 is as follows:
                                                THREE MONTHS ENDED JUNE 30,
                                                    2005             2004
                                                 -----------      -----------
Net sales:
  Multipurpose room furniture. . . . . . . .     $12,730,000      $10,525,000
  Healthcare seating . . . . . . . . . . . .       1,654,000        1,521,000
                                                 -----------      -----------
                                                 $14,384,000      $12,046,000
                                                 ===========      ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .     $ 2,046,000      $ 1,322,000
  Healthcare seating . . . . . . . . . . . .         228,000          281,000
                                                 -----------      -----------
                                                 $ 2,274,000      $ 1,603,000
                                                 ===========      ===========

Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .     $   326,000      $   404,000
  Healthcare seating . . . . . . . . . . . .          41,000           47,000
                                                 -----------      -----------
                                                 $   367,000      $   451,000
                                                 ===========      ===========

Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .     $    91,000      $   834,000
  Healthcare seating . . . . . . . . . . . .          27,000           16,000
                                                 -----------      -----------
                                                 $   118,000      $   850,000
                                                 ===========      ===========



                                                  JUNE 30,         MARCH 31,
                                                    2005             2005
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $29,009,000      $30,626,000
  Healthcare seating . . . . . . . . . . . .       5,061,000        4,990,000
                                                 -----------      -----------
                                                 $34,070,000      $35,616,000
                                                 ===========      ===========

Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000      $ 1,085,000
  Healthcare seating . . . . . . . . . . . .       1,210,000      $ 1,221,000
                                                 -----------      -----------
                                                 $ 2,295,000      $ 2,306,000
                                                 ===========      ===========


5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months ended June 30, 2005 and 2004, respectively.

                                       THREE MONTHS ENDED
                                             JUNE 30,
                                        2005          2004
                                    -----------   -----------
Net income as reported. . . . . . . $ 1,518,000   $ 1,071,000
                                    ===========   ===========
BASIC:
 Weighted average number of common
  shares outstanding. . . . . . . .   4,273,517     4,268,941
                                    ===========   ===========
 Basic net income per share . . . .      $ 0.36        $ 0.25
                                    ===========   ===========

DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of common
  shares outstanding. . . . . . . .   4,273,517     4,268,941
   Common stock equivalents from
    options computed on the
    treasury-stock method using
    the average fair market value
    of common stock outstanding
    during the period . . . . . . .     165,184       209,953
                                    -----------   -----------
   Shares used in the computation .   4,438,701     4,478,894
                                    ===========   ===========
 Diluted net income per share . . .      $ 0.34        $ 0.24
                                    ===========   ===========

6.  NOTES RECEIVABLE

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $20,000 for this note receivable. At June 30, 2005, the gross value of this note receivable was $145,000. At June 30, 2005, $54,000 was the net current portion of this note receivable, which is included in prepaid expenses and other current assets. As of June 30, 2005, the dealer was current on payments on this note receivable. The Company has another note receivable for $21,000.


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

8.  ACQUISITION OF VERSIPANEL

     On April 1, 2004, the Company announced the acquisition of the assets of Versipanel LLC, a privately-owned designer, manufacturer and marketer of a variety of portable partitions based in Phoenix, Arizona. The transaction was treated for accounting purposes as a purchase and accordingly, the Company included the operating results of Versipanel in the financial statements from April 1, 2004.

     In conjunction with this acquisition, the Company paid $1,201,000 in cash. The acquisition resulted in goodwill of $1,085,000 all of which is deductible for tax purposes. Up to an additional $200,000 of the purchase price was contingently payable based on obtaining certain sales growth targets on the Versipanel product line through April 26, 2005. These growth targets were not achieved, so no contingent payments were required.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of MITY Enterprises, Inc. (the "Company") and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. After three years of declines in the office furniture marketplace due to the downturn in the domestic and international economy, the office furniture marketplace started to grow again in calendar year 2004. This has accelerated in calendar year 2005. Through May 2005, industry experts are reporting an increase of 15 percent in shipments. Industry experts predict a continued recovery in calendar year 2005, with shipments projected to be up by 11 percent. The Company's multipurpose room operations for the three months ended June 30, 2005 exceeded estimates for the industry as sales volumes increased 21 percent as compared to the prior year. During calendar year 2004, there has also been significant pressure on commodity prices for many of the raw materials that the Company uses including steel, wood, and plastic. This has caused a tightening in gross margins, which has caused the Company to increase the price of its products. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue.

     During the past few years, chair sales have begun to make up a larger portion of the multipurpose room operation's sales. Although table sales still dominate the volume of this operation, much of the increases in sales in recent years can be attributed to increases in chair sales. At the start of the current fiscal year, the Company launched a new line of stacking chairs and folding chairs to complement its existing chair lines. The Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current line of chairs. However, there can be no assurance that the Company will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. During the recent economic downturn, the Company's healthcare seating operations were not significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. The Company is not aware of any regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines. During the past few years, the Company has hired direct employees in the United States to market its healthcare seating production, replacing some of the dealers and distributors that it previously had in those areas. The Company intends to expand this presence in the coming years.

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending September 30, 2005 will be up to 10 percent higher as compared to the prior year's second quarter. Despite these trends, the Company, for a variety of reasons, including those described elsewhere herein, may not be successful in achieving this sales level in the fourth quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company's critical accounting policies include the allowance for doubtful accounts receivable, reserve for obsolete inventory, accruals for warranty expense, assets related to the discontinued next generation table line, goodwill and other intangible assets, notes receivable, income taxes, and pension liability and wage dispute.

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

ASSETS RELATED TO THE DISCONTINUED NEXT GENERATION TABLE LINE: Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company impaired certain long-term assets during the quarter ending March 31, 2005. This resulted in an impairment charge of $2.0 million related to the fixed assets. The Company utilized an outside specialist to help establish the fair value of the assets which involved considerable judgment. The Company believes that it will be able to fully realize the impaired value of these assets but cannot ensure that it will be successful.

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel. During the quarter ended June 30, 2005, the Company reviewed the goodwill related to these acquisitions. These reviews are performed using estimates of future cash flows. If the carrying value of the goodwill is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to the Broda or Versipanel goodwill.

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


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

     NET SALES. The Company's first quarter fiscal 2006 net sales of $14,384,000 were up 19 percent as compared with the first quarter net sales in the prior fiscal year. For the quarter ended June 30, 2005, the increase reflects sales increases, as compared to the quarter ended June 30, 2004, of 9 percent in the Company's healthcare chair operations and 21 percent in the Company's multipurpose room operations. The Company's total international sales represented 17 percent of net sales for the quarter ended June 30, 2005 and 13 percent of net sales for the prior year's quarter. The Company attributes most of the increase in sales in the multipurpose room operations to a 19 percent increase in table sales and a 23 percent increase in chair sales. Other sales grew by 26 percent. The Company expects that its overall net sales will be up to 10 percent higher in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended June 30, 2005 increased by 3 percentage points over the same quarter in the prior fiscal year to 37 percent. This increase was due to lower overhead and labor costs associated primarily with the unsuccessful startup of the manufacturing operation for the Company's next generation table in the prior fiscal year as well as lower overhead costs due to the higher sales volume. The gross margin increase was partially offset by higher material costs at both the Company's multipurpose room operations and health care seating operations as compared to the prior year's first quarter.

     SELLING EXPENSES. Selling expenses were 14 percent of net sales in both the first quarter of fiscal 2006 and fiscal 2005. Actual expenses increased by $224,000. Multipurpose room furniture selling costs increased by $161,000 over the prior fiscal year. This increase resulted primarily from higher commission costs due to the higher sales volume as well as higher costs for lead development. These increases were partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating operations increased by $63,000 over the prior fiscal year due primarily to higher marketing and trade show costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 5 percent of net sales for the first quarter of fiscal 2006 as compared to 4 percent of net sales for the prior year's period. Actual spending increased by $182,000. The increase was primarily due to increased personnel expenditures and higher professional fees.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for the first quarter of fiscal 2006 as compared to 2 percent in fiscal 2005. Actual spending increased by $101,000 primarily due to higher personnel costs and prototyping at the Company's multipurpose room operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to net income of $106,000 for the first quarter of fiscal 2006 as compared to $63,000 for the first quarter of fiscal 2005. First quarter interest income was $73,000 as compared to $20,000 in the first quarter of the prior fiscal year due to higher cash balances and higher rates of return. Other income totaled $33,000 for the current quarter and consisted of $32,000 in realized foreign currency exchange gains and $1,000 in other income.

     NET INCOME. For the reasons stated above, the Company's fiscal 2006 first quarter net income of $1,518,000 increased $447,000 or 42 percent as compared to the first quarter net income in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $3.77 million at June 30, 2005 as compared to $3.94 million at March 31, 2005.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                    THREE MONTHS ENDED
                                                      JUNE 30, 2005
                                                   -------------------
Net cash provided by operating activities. . . .     $ 2,073,000
Net sales of available-for-sale securities . . .       2,195,000
Purchase and retirement of common stock. . . . .      (4,568,000)
Purchases of property and equipment. . . . . . .        (118,000)
Net proceeds from exercise of stock options. . .         236,000

     The decrease in cash and cash equivalents was due primarily to a stock repurchase ($4.57 million) and purchases of property and equipment ($0.12 million). The decrease was partially offset by the net sale of available-for-sale securities ($2.20 million), cash provided by operating activities ($2.07 million) and net proceeds related to the exercise of stock options ($0.24 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.81 million. As of June 30, 2005, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of June 30, 2005, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 2005, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.84 million. There is no assurance that such options will be exercised.

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. As of June 30, 2005, 293,764 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.

     The Company's material cash commitments at June 30, 2005 include current liabilities of $5.63 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                  JUNE 30,         MARCH 31,
                                                    2005             2005
                                                  ----------       ----------
Accounts payable. . . . . . . . . . . . . . . .   $2,139,000       $1,736,000
Accrued payroll . . . . . . . . . . . . . . . .    1,159,000        1,155,000
Accrued warranty expense. . . . . . . . . . . .      490,000          439,000
Deferred revenue. . . . . . . . . . . . . . . .      345,000          374,000
Income taxes payable. . . . . . . . . . . . . .      852,000          152,000
Other accruals. . . . . . . . . . . . . . . . .      648,000          496,000
                                                  ----------       ----------
Total current liabilities . . . . . . . . . . .   $5,633,000       $4,352,000
                                                  ==========       ==========

     The Company has also entered into two operating lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $13,000) per month through August 2006.
The Company has an operating lease agreement for the facility producing the Versipanel product under which it is obligated to pay $6,000 per month through September 2005.


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

     - statements that the Company anticipates that its sales volumes during the second quarter of fiscal 2006 will be up to 10 percent higher as compared to the sales levels of the second quarter of fiscal 2005;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended June 30, 2005. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of June 30, 2005, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     During the most recent fiscal quarter covered by this report, there has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II:  OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. The following table details the activity in the share repurchase program for the period ended June 30, 2005.

                    ISSUER PURCHASES OF EQUITY SECURITIES

                                             TOTAL NUMBER
                                               OF SHARES    MAXIMUM NUMBER
                                               PURCHASED      OF SHARES
                                                AS PART      THAT MAY YET
                 TOTAL NUMBER    AVERAGE      OF PUBLICLY    BE PURCHASED
                  OF SHARES     PRICE PAID  ANNOUNCED PLANS UNDER THE PLANS
PERIOD            PURCHASED     PER SHARE     OR PROGRAMS     OR PROGRAMS
-------------   -------------   ----------   -------------   -------------
June 7 -
June 30, 2005        293,764        $15.50        293,764         206,236
-------------   -------------   ----------   -------------   -------------
TOTAL                293,764        $15.50        293,764         206,236
=============   =============   ==========   =============   =============


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

                                        MITY Enterprises, Inc.


Date: July 26, 2005                     /s/ Bradley T Nielson
                                        ------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: July 26, 2005                     /s/ Paul R. Killpack
                                        ------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)