Form 10-Q
period 2005-09-30
MITY ENTERPRISES INC
filed 2005-10-26
CIK 921030

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

           For the quarterly period ended September 30, 2005

                                      or

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     There were 4,099,822 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 25, 2005.
------------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                 SEPTEMBER 30,     MARCH 31,
ASSETS                                               2005            2005
Current assets:                                   -----------    ------------
  Cash and cash equivalents . . . . . . . . . . . $ 5,219,000     $ 3,940,000
  Available-for-sale securities . . . . . . . . .   3,928,000       7,151,000
  Accounts receivable, less allowances of
    $576,000 at September 30, 2005 and
    $263,000 at March 31, 2005. . . . . . . . . .   7,848,000       6,463,000
  Inventories . . . . . . . . . . . . . . . . . .   3,062,000       2,518,000
  Prepaid expenses and other current assets . . .     486,000         311,000
  Deferred income tax assets. . . . . . . . . . .     693,000         701,000
                                                  -----------     -----------
Total current assets. . . . . . . . . . . . . . .  21,236,000      21,084,000
Property and equipment, net . . . . . . . . . . .  11,389,000      11,714,000
Deferred income tax assets. . . . . . . . . . . .     384,000         403,000
Goodwill, net . . . . . . . . . . . . . . . . . .   2,354,000       2,306,000
Notes receivable, net . . . . . . . . . . . . . .      48,000         109,000
                                                  -----------     -----------
Total assets. . . . . . . . . . . . . . . . . . . $35,411,000     $35,616,000
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . $ 2,039,000       1,736,000
 Accrued expenses and other current liabilities .   2,849,000       2,616,000
                                                  -----------     -----------
Total current liabilities . . . . . . . . . . . .   4,888,000       4,352,000

Commitments and contingencies . . . . . . . . . .        --              --
Stockholders' equity:
    Preferred stock, par value $.10 per share;
      authorized 3,000,000 shares; no shares
      issued and outstanding. . . . . . . . . . .        --              --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding 4,098,689 at September 30, 2005
      and 4,325,434 at March 31, 2005 . . . . . .      41,000          43,000
    Additional paid-in capital. . . . . . . . . .  12,058,000      12,208,000
    Retained earnings . . . . . . . . . . . . . .  17,570,000      18,337,000
    Accumulated other comprehensive income. . . .     854,000         676,000
                                                  -----------     -----------
  Total stockholders' equity. . . . . . . . . . .  30,523,000      31,264,000
                                                  -----------     -----------
Total liabilities and stockholders' equity. . . . $35,411,000     $35,616,000
                                                  ===========     ===========
         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2005           2004
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $14,053,000    $13,378,000
Cost of products sold . . . . . . . . . . . . . .    8,929,000      8,776,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    5,124,000      4,602,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    1,944,000      1,858,000
  General and administrative. . . . . . . . . . .      417,000        512,000
  Research and development. . . . . . . . . . . .      516,000        328,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    2,877,000      2,698,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    2,247,000      1,904,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       67,000         53,000
  Other . . . . . . . . . . . . . . . . . . . . .     (126,000)      (142,000)
                                                   -----------    -----------
Total other expense, net. . . . . . . . . . . . .      (59,000)       (89,000)
                                                   -----------    -----------
Income before provision for income taxes. . . . .    2,188,000      1,815,000
Provision for income taxes. . . . . . . . . . . .      743,000        675,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,445,000    $ 1,140,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.35    $      0.27
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,072,105      4,296,892
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.34    $      0.25
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,220,247      4,486,206
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2005           2004
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $28,437,000    $25,424,000
Cost of products sold . . . . . . . . . . . . . .   17,994,000     16,681,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .   10,443,000      8,743,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    3,900,000      3,590,000
  General and administrative. . . . . . . . . . .    1,121,000      1,034,000
  Research and development. . . . . . . . . . . .      901,000        612,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    5,922,000      5,236,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    4,521,000      3,507,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .      140,000         73,000
  Other . . . . . . . . . . . . . . . . . . . . .      (93,000)       (99,000)
                                                   -----------    -----------
Total other income (expense), net . . . . . . . .       47,000        (26,000)
                                                   -----------    -----------
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    4,568,000      3,481,000
Provision for income taxes. . . . . . . . . . . .    1,605,000      1,292,000
                                                   -----------    -----------
Net income before minority interest . . . . . . .    2,963,000      2,189,000
Minority interest . . . . . . . . . . . . . . . .         -            22,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 2,963,000    $ 2,211,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.71    $      0.52
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,195,470      4,282,993
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.68    $      0.49
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,352,133      4,482,627
                                                   ===========    ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  SIX MONTHS ENDED SEPT. 30,
                                                      2005           2004
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 2,963,000    $ 2,211,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       730,000        956,000
    Deferred taxes . . . . . . . . . . . . . . .        29,000         96,000
    Net loss (gain) on disposal of equipment . .         6,000         (1,000)
    Tax benefit from exercise of stock options .       160,000        108,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .    (1,315,000)      (811,000)
      Inventories. . . . . . . . . . . . . . . .      (521,000)      (671,000)
      Prepaid expenses and other current assets.      (172,000)       108,000
      Tax receivable . . . . . . . . . . . . . .          --          780,000
      Accounts payable . . . . . . . . . . . . .       289,000         13,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       219,000         65,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     2,388,000      2,854,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (1,573,000)    (1,089,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     4,800,000         60,000
Proceeds from sales of property & equipment. . .        21,000         76,000
Decrease in notes receivable . . . . . . . . . .        61,000         32,000
Purchase of Versipanel . . . . . . . . . . . . .          --       (1,201,000)
Purchases of property and equipment. . . . . . .      (410,000)    (1,436,000)
                                                   -----------    -----------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . .     2,899,000     (3,558,000)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       525,000        419,000
Minority interest. . . . . . . . . . . . . . . .          --          (34,000)
Purchase and retirement of common stock. . . . .    (4,568,000)          --
                                                   -----------    -----------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .    (4,043,000)       385,000
                                                   -----------    -----------
Effect of exchange rate changes on cash. . . . .        35,000          7,000
                                                   -----------    -----------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .     1,279,000       (312,000)
Cash and cash equivalents at beginning of period     3,940,000      6,382,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 5,219,000    $ 6,070,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

Supplemental disclosure of cash flow information:

                                                Six months ended September 30,
                                                      2005           2004
                                                   -----------    -----------
Cash paid during the period for income taxes . . . $1,708,000     $  393,000


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

                              MITY ENTERPRISES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. Results of operations for the three months and six months ended September 30, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2006.

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

                                                 THREE MONTHS ENDED SEPT. 30,
                                                      2005           2004
                                                  ----------      ----------
Net income, as reported                           $1,445,000      $1,140,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax            57,000          54,000
                                                  ----------      ----------
Pro forma net income                              $1,388,000      $1,086,000
                                                  ==========      ==========
Earnings per share - basic:
  As reported                                          $0.35           $0.27
  Pro forma                                             0.34            0.25

Earnings per share - diluted:
  As reported                                          $0.34           $0.25
  Pro forma                                             0.33            0.24


                                                  SIX MONTHS ENDED SEPT. 30,
                                                      2005           2004
                                                  ----------      ----------
Net income, as reported                           $2,963,000      $2,211,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax           114,000         107,000
                                                  ----------      ----------
Pro forma net income                              $2,849,000      $2,104,000
                                                  ==========      ==========

Earnings per share - basic:
  As reported                                          $0.71           $0.52
  Pro forma                                             0.68            0.49

Earnings per share - diluted:
  As reported                                          $0.68           $0.49
  Pro forma                                             0.65            0.47


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the six months ended September 30, 2004: expected volatility of 43 percent, risk free interest rate of 2.64 percent, and expected lives of three years. During the six months ended September 30, 2004, 13,750 options were granted. Under SFAS No. 123, the weighted average fair value per share of options issued during the six months ended September 30, 2004 was $5.42. No options were granted during the six months ended September 30, 2005.

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


2.  INVENTORIES

     Inventories consisted of the following:

                                                SEPTEMBER 30,      MARCH 31,
                                                    2005             2005
                                                ------------     ------------
               Materials and supplies . . . .    $ 1,952,000      $ 1,522,000
               Work-in-progress . . . . . . .        135,000          161,000
               Finished goods . . . . . . . .        975,000          835,000
                                                ------------     ------------
                                                 $ 3,062,000      $ 2,518,000
                                                ============     ============

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the six months ended September 30, 2005, comprehensive income exceeded net income by $180,000, consisting of $176,000 in foreign currency translation gains and $4,000 in unrealized gains on available for sale securities, net of tax effects. For the six months ended September 30, 2004, comprehensive income exceeded net income by $99,000, consisting of $106,000 in foreign currency translation gains partially offset by $7,000 in unrealized losses on available-for-sale securities, net of tax effects.


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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and six months ended September 30, 2005 and 2004 is as follows:
                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                  2005              2004

                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $12,220,000       $11,705,000
  Healthcare seating . . . . . . . . . . . .     1,833,000         1,673,000
                                               -----------       -----------
                                               $14,053,000       $13,378,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,835,000       $ 1,543,000
  Healthcare seating . . . . . . . . . . . .       412,000           361,000
                                               -----------       -----------
                                               $ 2,247,000       $ 1,904,000
                                               ===========       ===========

Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   325,000       $   451,000
  Healthcare seating . . . . . . . . . . . .        38,000            54,000
                                               -----------       -----------
                                               $   363,000       $   505,000
                                               ===========       ===========

Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   266,000       $   561,000
  Healthcare seating . . . . . . . . . . . .        26,000            25,000
                                               -----------       -----------
                                               $   292,000       $   586,000
                                               ===========       ===========


                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                  2005              2004
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $24,950,000       $22,231,000
  Healthcare seating . . . . . . . . . . . .     3,487,000         3,193,000
                                               -----------       -----------
                                               $28,437,000       $25,424,000
                                               ===========       ===========

Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 3,880,000       $ 2,865,000
  Healthcare seating . . . . . . . . . . . .       641,000           642,000
                                               -----------       -----------
                                               $ 4,521,000       $ 3,507,000
                                               ===========       ===========

Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   651,000       $   855,000
  Healthcare seating . . . . . . . . . . . .        79,000           101,000
                                               -----------       -----------
                                               $   730,000       $   956,000
                                               ===========       ===========

Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   357,000       $ 1,395,000
  Healthcare seating . . . . . . . . . . . .        53,000            41,000
                                               -----------       -----------
                                               $   410,000       $ 1,436,000
                                               ===========       ===========


                                                SEPTEMBER 30,      MARCH 31,
                                                    2005             2005
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $29,781,000      $30,626,000
  Healthcare seating . . . . . . . . . . . .       5,630,000        4,990,000
                                                 -----------      -----------
                                                 $35,411,000      $35,616,000
                                                 ===========      ===========

Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000      $ 1,085,000
  Healthcare seating . . . . . . . . . . . .       1,269,000      $ 1,221,000
                                                 -----------      -----------
                                                 $ 2,354,000      $ 2,306,000
                                                 ===========      ===========

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and six months ended September 30, 2005 and 2004, respectively.
                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                  SEPTEMBER 30,             SEPTEMBER 30,
                                 2005        2004         2005        2004
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$ 1,445,000 $ 1,140,000  $ 2,963,000 $ 2,211,000
                             =========== ===========  =========== ===========
Basic:
 Weighted average number of
  common shares outstanding .  4,072,105   4,296,892    4,195,470   4,282,993
                             =========== ===========  =========== ===========

 Basic net income per share .     $ 0.35      $ 0.27       $ 0.71      $ 0.52
                             =========== ===========  =========== ===========

Diluted:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,072,105   4,296,892    4,195,470   4,282,993
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    148,142     189,314      156,663     199,634
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,220,247   4,486,206    4,352,133   4,482,627
                             =========== ===========  =========== ===========

 Diluted net income per share     $ 0.34      $ 0.25       $ 0.68      $ 0.49
                             =========== ===========  =========== ===========


6.  NOTES RECEIVABLE

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $20,000 for this note receivable. At September 30, 2005, the gross value of this note receivable was $113,000. At September 30, 2005, $54,000 was the net current portion of this note receivable, which is included in prepaid expenses and other current assets. As of September 30, 2005, the dealer was current on payments on this note receivable. The Company has another note receivable for $9,000.

7.  COMMITMENTS AND CONTINGENCIES

     The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material effect on the consolidated financial statements.

     The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for this full amount and plans to vigorously defend its positions. At this time, the Company estimates its liability to be up to $0.3 million and has established a reserve for this amount.


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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. After three years of declines in the office furniture marketplace due to the downturn in the domestic and international economy, the office furniture marketplace started to grow again in calendar year 2004. This has accelerated in calendar year 2005. Through June 2005, industry experts are reporting an increase of 15 percent in shipments. Industry experts predict a continued recovery in calendar year 2005, with shipments projected to be up by 11 percent. The Company's multipurpose room operations for the six months ended September 30, 2005 exceeded estimates for the industry as sales volumes increased 12 percent as compared to the prior year. During calendar year 2004, there also was significant pressure on commodity prices for many of the raw materials that the Company uses including steel, wood, and plastic. This caused a tightening in gross margins, which caused the Company to increase the price of its products. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue.

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

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending December 31, 2005 will be up to 10 percent higher as compared to the prior year's third quarter. Despite these trends, the Company, for a variety of reasons, including those described elsewhere herein, may not be successful in achieving this sales level in the third quarter.

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

ASSETS RELATED TO THE DISCONTINUED NEXT GENERATION TABLE LINE: Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company impaired certain long-term assets during the quarter ended March 31, 2005. This resulted in an impairment charge of $2.0 million related to the fixed assets. The Company utilized an outside specialist to help establish the fair value of the assets which involved considerable judgment. The Company believes that it will be able to fully realize the impaired value of these assets but cannot ensure that it will be successful.

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

PENSION LIABILITY AND WAGE DISPUTE: The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business in 2001. The Company is investigating this matter and does not believe that it is liable for this full amount and plans to vigorously defend its positions. At this time, the Company estimates its liability to be up to $0.3 million and has established a reserve for this amount.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     NET SALES. The Company's second quarter fiscal 2006 net sales of $14,053,000 were up 5 percent as compared with the second quarter net sales in the prior fiscal year. For the quarter ended September 30, 2005, the increase reflects sales increases, as compared to the quarter ended September 30, 2004, of 10 percent in the Company's healthcare chair operations and 4 percent in the Company's multipurpose room operations. The Company's total international sales represented 15 percent of net sales for the quarter ended September 30, 2005 as compared to 16 percent in the prior year's second quarter. The Company attributes most of the increase in sales in the multipurpose room operations to a 29 percent increase in chair sales due to sales of the newly introduced chair lines as well as strong growth in the folding chair lines. The Company also had an 8 percent increase in other sales. These increases were partially offset by a 5 percent decrease in table sales. The Company expects that its overall net sales will be up to 10 percent higher in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.

     For the six months ended September 30, 2005, the Company's net sales of $28,437,000 represented an increase of 12 percent over the same period in the prior fiscal year. For the six months ended September 30, 2005, the increase reflects sales increases, as compared to the six months ended September 30, 2004, of 12 percent in the Company's multipurpose room operations and 9 percent in the Company's healthcare chair operations. The Company's total international sales represented 16 percent of net sales for the six months ended September 30, 2005 as compared to 14 percent in the prior year's period. The 12 percent increase in the Company's multipurpose room operations is attributed to a 26 percent increase in chair sales, a 6 percent increase in table sales, and a 16 percent increase in other sales. Although table sales still make up the majority of net sales, during the past few years, non-table products have grown at a faster rate and account for an increasingly larger portion of the business. For the six months ended September 30, 2005, table sales accounted for 58 percent of net sales, multipurpose room chair sales accounted for 23 percent, and healthcare chairs were 12 percent. Other sales, consisting primarily of sales of carts, portable partitions, and lecterns, totaled 7 percent of the Company's net sales.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended September 30, 2005 increased by 2 percentage points over the same quarter in the prior fiscal year to 36 percent. This increase was due to lower overhead costs associated primarily with the unsuccessful startup of the manufacturing operation for the Company's next generation table in the prior fiscal year. The gross margin increase was partially offset by higher labor costs at the Company's multipurpose room operations due primarily to inefficiencies in the chair production facility as a second shift was added to handle the higher volume. The Company also experienced higher material costs as a percentage of sales at both the multipurpose room furniture and health care seating operations as compared to the prior year's second quarter.

     Gross profit as a percentage of net sales in the six months ended September 30, 2005 increased by 3 percentage points over the same period in the prior fiscal year to 37 percent. This increase was due to lower overhead costs associated primarily with the unsuccessful startup of the manufacturing operation for the Company's next generation table in the prior fiscal year. The gross margin increase was partially offset by higher labor costs at the Company's multipurpose room operations as well as higher material costs as a percentage of sales at both the multipurpose room furniture and health care seating operations as compared to the prior year's comparative period.

     SELLING EXPENSES. Selling expenses were 14 percent of net sales in both the second quarter of fiscal 2006 and fiscal 2005. Actual expenses increased by $86,000. Multipurpose room furniture selling costs increased by $69,000 over the prior fiscal year. This increase resulted primarily from higher commission costs due to the higher sales volume as well as higher costs for sales samples. These increases were partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating operations increased by $17,000 over the prior fiscal year.

     Selling expenses were 14 percent of net sales in both of the six month periods ended September 30, 2005 and 2004. Actual expenses increased by $310,000. Multipurpose room furniture selling costs increased by $230,000 over the prior fiscal year. This increase resulted primarily from higher commission costs due to the higher sales volume. This increase was partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating operations increased by $80,000 over the prior fiscal year due primarily to higher marketing and trade show costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 3 percent of net sales for the second quarter of fiscal 2006 as compared to 4 percent of net sales for the prior year's period. Actual spending decreased by $95,000. The decrease was primarily due to lower personnel expenditures.

     General and administrative expenses were 4 percent of net sales for both of the six month periods ended September 30, 2005 and 2004. Actual spending increased by $87,000. The increase was primarily due to higher costs for professional fees.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 4 percent of net sales for the second quarter of fiscal 2006 as compared to 2 percent in fiscal 2005. Actual spending increased by $188,000 primarily due to higher personnel costs related primarily to efforts to utilize the existing rotomolding equipment, outside services related to efforts to enhance our furniture products offering, and prototyping at the Company's multipurpose room operations.

     Research and development expenses were 3 percent of net sales for the six months ended September 30, 2005 as compared to 2 percent for the same period in the prior fiscal year. Actual spending increased by $289,000 primarily due to the previously listed higher personnel costs, outside services, and prototyping at the Company's multipurpose room operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to a net expense of $59,000 for the second quarter of fiscal 2006 as compared to $89,000 for the second quarter of fiscal 2005. Second quarter interest income was $67,000 as compared to $53,000 in the second quarter of the prior fiscal year due to higher cash balances and higher rates of return. Other expense totaled $126,000 for the current quarter and consisted of $122,000 in realized foreign currency exchange losses, $5,000 in losses on asset disposals, and $1,000 in other income.

     Other income and expense netted to net income of $47,000 for the six months ended September 30, 2005 as compared to a net expense of $26,000 for the same period of the prior year. Interest income was $140,000, an increase of $67,000 from the same period of the prior fiscal year. The increase was due to higher cash balances and higher rates of return. Other expense, which totaled $93,000 for the six months ended September 30, 2005, consisted of $90,000 in realized currency exchange losses, $5,000 in losses on asset disposals, and $2,000 in other income.

     NET INCOME. For the reasons stated above, the Company's fiscal 2006 second quarter net income of $1,445,000 increased $305,000 or 27 percent as compared to the second quarter net income in the prior fiscal year.

     For the reasons stated above, net income for the six months ended September 30, 2005 was $2,963,000, an increase of $752,000 or 34 percent over the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $5.22 million at September 30, 2005 as compared to $3.94 million at March 31, 2005.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                    SIX MONTHS ENDED
                                                   SEPTEMBER 30, 2005
                                                   ------------------
Net cash provided by operating activities. . . .     $ 2,388,000
Net sales of available-for-sale securities . . .       3,227,000
Purchase and retirement of common stock. . . . .      (4,568,000)
Purchases of property and equipment. . . . . . .        (410,000)
Net proceeds from exercise of stock options. . .         525,000

     The increase in cash and cash equivalents was due primarily to the net sale of available-for-sale securities ($3.23 million), cash provided by operating activities ($2.39 million) and net proceeds related to the exercise of stock options ($0.52 million). The increase was partially offset by a stock repurchase ($4.57 million) and purchases of property and equipment ($0.41 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.85 million. As of September 30, 2005, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of September 30, 2005, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 2005, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.08 million. There is no assurance that such options will be exercised.

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. As of September 30, 2005, 293,764 shares had been repurchased. Additional repurchases will reduce the Company's liquidity.

     The Company's material cash commitments at September 30, 2005 include current liabilities of $4.89 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                September 30,      March 31,
                                                    2005             2005

                                                 -----------      -----------
Accounts payable. . . . . . . . . . . . . . . .   $2,039,000       $1,736,000
Accrued payroll . . . . . . . . . . . . . . . .    1,363,000        1,155,000
Accrued warranty expense. . . . . . . . . . . .      490,000          439,000
Deferred revenue. . . . . . . . . . . . . . . .      345,000          374,000
Income taxes payable. . . . . . . . . . . . . .         -             152,000
Other accruals. . . . . . . . . . . . . . . . .      651,000          496,000
                                                 -----------      -----------
Total current liabilities . . . . . . . . . . .   $4,888,000       $4,352,000
                                                 ===========      ===========

     The Company has also entered into two operating lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $14,000) per month through August 2006.


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

     - statements about the Company's belief that it will be able to fully realize the impaired value of the assets associated with the next generation table project;
     - statements that the Company anticipates that its sales volumes during the third quarter of fiscal 2006 will be up to 10 percent higher as compared to the sales levels of the third quarter of fiscal 2005;
     - the statement that future growth in the Company's healthcare seating operation depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines;
     - the statement that the Company intends to expand the number of direct employees hired to market its healthcare seating products in the coming years;
     - statements that management believes it is more likely than not that future earnings will be sufficient to recover deferred tax assets;
     - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months; and
     - statements related to the Company's belief that it is not liable for certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business and the Company's estimate that its liability will be up to $0.3 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the quarter ended September 30, 2005. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of September 30, 2005, no forward contracts were outstanding. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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





                        PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of the shareholders on July 28, 2005. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar, C. Lewis Wilson, and Hal B. Heaton were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                                         Shares        Shares       Shares
                                    Voted in Favor    Withheld    Not Voted

Gregory L. Wilson                      4,149,363       20,413      174,336
Ralph E. Crump                         4,147,063       22,713      174,336
Peter Najar                            4,134,013       35,763      174,336
C. Lewis Wilson                        4,135,038       34,738      174,336
Hal B. Heaton                          4,132,113       37,663      174,336

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

                                        MITY Enterprises, Inc.


Date: October 26, 2005                  /s/ Bradley T Nielson
                                        ----------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: October 26, 2005                  /s/ Paul R. Killpack
                                        ----------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)