Form 10-Q
period 2005-12-31
MITY ENTERPRISES INC
filed 2006-01-25
CIK 921030

 ----------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549
           ----------------------------------------------------------
                                  Form 10-Q
(Mark One)
           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2005

                                      or

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

                             1301 West 400 North
                               Orem, Utah 84057
          (Address of principal executive offices including zip code)

                  Registrant's telephone number:  (801) 224-0589

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)
           ----------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large
accelerated filer        Accelerated filer         Non-accelerated filer   X
     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     There were 4,024,898 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 24, 2006.
 ----------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                 DECEMBER 31,     MARCH 31,
                                                     2005            2005
                                                 ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . $ 4,792,000     $ 3,940,000
  Available-for-sale securities . . . . . . . . .   4,514,000       7,151,000
  Accounts receivable, less allowances of
    $130,000 at December 31, 2005 and
    $147,000 at March 31, 2005. . . . . . . . . .   6,712,000       6,463,000
  Inventories . . . . . . . . . . . . . . . . . .   2,892,000       2,518,000
  Prepaid expenses and other current assets . . .     457,000         311,000
  Deferred income tax assets. . . . . . . . . . .     666,000         701,000
                                                 ------------     -----------
Total current assets. . . . . . . . . . . . . . .  20,033,000      21,084,000
Property and equipment, net . . . . . . . . . . .  11,841,000      11,714,000
Deferred income tax assets. . . . . . . . . . . .     311,000         403,000
Goodwill, net . . . . . . . . . . . . . . . . . .   2,360,000       2,306,000
Notes receivable, net . . . . . . . . . . . . . .      31,000         109,000
                                                 ------------     -----------
Total assets. . . . . . . . . . . . . . . . . . . $34,576,000     $35,616,000
                                                 ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . $ 1,588,000       1,736,000
 Accrued expenses and other current liabilities .   2,779,000       2,616,000
                                                 ------------     -----------
Total current liabilities . . . . . . . . . . . .   4,367,000       4,352,000

Commitments and contingencies . . . . . . . . . .        --              --
Stockholders' equity:
    Preferred stock, par value $.10 per share;
      authorized 3,000,000 shares; no shares
      issued and outstanding. . . . . . . . . . .        --              --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding 4,023,673 at December 31, 2005
      and 4,325,434 at March 31, 2005 . . . . . .      40,000          43,000
    Additional paid-in capital. . . . . . . . . .  12,085,000      12,208,000
    Retained earnings . . . . . . . . . . . . . .  17,204,000      18,337,000
    Accumulated other comprehensive income. . . .     880,000         676,000
                                                 ------------     -----------
  Total stockholders' equity. . . . . . . . . . .  30,209,000      31,264,000
                                                 ------------     -----------
Total liabilities and stockholders' equity. . . . $34,576,000     $35,616,000
                                                 ============     ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED DEC. 31,
                                                      2005           2004

                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $13,408,000    $11,872,000
Cost of products sold . . . . . . . . . . . . . .    8,862,000      7,867,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    4,546,000      4,005,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    2,027,000      1,945,000
  General and administrative. . . . . . . . . . .      488,000        476,000
  Research and development. . . . . . . . . . . .      375,000        314,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    2,890,000      2,735,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    1,656,000      1,270,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       81,000         44,000
  Other . . . . . . . . . . . . . . . . . . . . .      (17,000)       (60,000)
                                                   -----------    -----------
Total other income (expense), net . . . . . . . .       64,000        (16,000)
                                                   -----------    -----------
Income before provision for income taxes. . . . .    1,720,000      1,254,000
Provision for income taxes. . . . . . . . . . . .      521,000        459,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,199,000    $   795,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.29    $      0.18
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,076,166      4,301,266
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.28    $      0.18
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,221,533      4,462,038
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2005           2004
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $41,845,000    $37,296,000
Cost of products sold . . . . . . . . . . . . . .   26,856,000     24,548,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .   14,989,000     12,748,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    5,927,000      5,535,000
  General and administrative. . . . . . . . . . .    1,609,000      1,510,000
  Research and development. . . . . . . . . . . .    1,276,000        926,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    8,812,000      7,971,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    6,177,000      4,777,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .      221,000        117,000
  Other . . . . . . . . . . . . . . . . . . . . .     (110,000)      (159,000)
                                                   -----------    -----------
Total other income (expense), net . . . . . . . .      111,000        (42,000)
Income before provision for income taxes and
  minority interest . . . . . . . . . . . . . . .    6,288,000      4,735,000
Provision for income taxes. . . . . . . . . . . .    2,126,000      1,751,000
                                                   -----------    -----------
Net income before minority interest . . . . . . .    4,162,000      2,984,000
Minority interest . . . . . . . . . . . . . . . .         -            22,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 4,162,000    $ 3,006,000
                                                   ===========    ===========

Basic earnings per share. . . . . . . . . . . . .  $      1.01    $      0.70
                                                   ===========    ===========
Weighted average number of common shares - basic.    4,135,492      4,289,106
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.97    $      0.67
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    4,288,388      4,475,784
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  NINE MONTHS ENDED DEC. 31,
                                                      2005           2004
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 4,162,000    $ 3,006,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .     1,092,000      1,423,000
    Deferred taxes . . . . . . . . . . . . . . .       128,000        248,000
    Net loss (gain) on disposal of equipment . .        37,000         (1,000)
    Tax benefit from exercise of stock options .       248,000        111,000
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (159,000)       (62,000)
      Inventories. . . . . . . . . . . . . . . .      (353,000)    (1,236,000)
      Prepaid expenses and other current assets.      (143,000)       180,000
      Tax receivable . . . . . . . . . . . . . .          --          780,000
      Accounts payable . . . . . . . . . . . . .      (158,000)      (416,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       151,000         18,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     5,005,000      4,051,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .    (3,580,000)    (2,206,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     6,223,000        341,000
Proceeds from sales of property & equipment. . .        21,000         76,000
Decrease in notes receivable . . . . . . . . . .        78,000         55,000
Purchase of Versipanel . . . . . . . . . . . . .          --       (1,201,000)
Purchases of property and equipment. . . . . . .    (1,240,000)    (1,935,000)
                                                   -----------    -----------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . .     1,502,000     (4,870,000)

                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       773,000        503,000
Minority interest. . . . . . . . . . . . . . . .          --          (34,000)
Purchase and retirement of common stock. . . . .    (6,443,000)          --
                                                   -----------    -----------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .    (5,670,000)       469,000
                                                   -----------    -----------
Effect of exchange rate changes on cash. . . . .        15,000         17,000
                                                   -----------    -----------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . .       852,000       (333,000)
Cash and cash equivalents at beginning of period     3,940,000      6,382,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 4,792,000    $ 6,049,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                NINE MONTHS ENDED DECEMBER 31,
                                                      2005           2004
                                                   ----------     ----------
Cash paid during the period for income taxes . . . $2,224,000     $  678,000


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

                              MITY ENTERPRISES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. Results of operations for the three months and nine months ended December 31, 2005 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2006.

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

                                                 THREE MONTHS ENDED DEC. 31,
                                                      2005           2004
                                                  ----------      ----------
Net income, as reported                           $1,199,000      $  795,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax            57,000          54,000
                                                  ----------      ----------
Pro forma net income                              $1,142,000      $  741,000
                                                  ==========      ==========
Earnings per share - basic:
  As reported                                          $0.29           $0.18
  Pro forma                                             0.28            0.17

Earnings per share - diluted:
  As reported                                          $0.28           $0.18
  Pro forma                                             0.27            0.17

                                                  NINE MONTHS ENDED DEC. 31,
                                                      2005           2004
                                                  ----------      ----------

Net income, as reported                           $4,162,000      $3,006,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax           171,000         161,000
                                                  ----------      ----------
Pro forma net income                              $3,991,000      $2,845,000
                                                  ==========      ==========
Earnings per share - basic:
  As reported                                          $1.01           $0.70
  Pro forma                                             0.97            0.66

Earnings per share - diluted:
  As reported                                          $0.97           $0.67
  Pro forma                                             0.93            0.64


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the nine months ended December 31, 2004: expected volatility of 43 percent, risk free interest rate of 2.64 percent, and expected lives of three years. During the nine months ended December 31, 2004, 13,750 options were granted. Under SFAS No. 123, the weighted average fair value per share of options issued during the nine months ended December 31, 2004 was $5.42. No options were granted during the three months ended December 31, 2004 or for the three months and nine months ended December 31, 2005.

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

2.  INVENTORIES

     Inventories consisted of the following:

                                                DECEMBER 31,       MARCH 31,
                                                    2005             2005
                                                ------------     ------------
               Materials and supplies . . . .    $ 1,903,000      $ 1,522,000
               Work-in-progress . . . . . . .        139,000          161,000
               Finished goods . . . . . . . .        850,000          835,000
                                                ------------     ------------
                                                 $ 2,892,000      $ 2,518,000
                                                ============     ============
3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended December 31, 2005, comprehensive income exceeded net income by $25,000, consisting of $23,000 in foreign currency translations gains and $2,000 in unrealized gains on available-for-sale securities, net of tax effects. For the three months ended December 31, 2004, comprehensive income exceeded net income by $201,000, consisting of $203,000 in foreign currency translations gains partially offset by $2,000 in unrealized losses on available-for-sale securities, net of tax effects.

     For the nine months ended December 31, 2005, comprehensive income exceeded net income by $205,000, consisting of $199,000 in foreign currency translation gains and $6,000 in unrealized gains on available-for-sale securities, net of tax effects. For the nine months ended December 31, 2004, comprehensive income exceeded net income by $300,000, consisting of $309,000 in foreign currency translation gains partially offset by $9,000 in unrealized losses on available-for-sale securities, net of tax effects.

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

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and nine months ended December 31, 2005 and 2004 is as follows:

                                             THREE MONTHS ENDED DECEMBER 31,
                                                  2005              2004
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $11,370,000       $ 9,834,000
  Healthcare seating . . . . . . . . . . . .     2,038,000         2,038,000
                                               -----------       -----------
                                               $13,408,000       $11,872,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,249,000       $   794,000
  Healthcare seating . . . . . . . . . . . .       407,000           476,000
                                               -----------       -----------
                                               $ 1,656,000       $ 1,270,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   310,000       $   459,000
  Healthcare seating . . . . . . . . . . . .        52,000            36,000
                                               -----------       -----------
                                               $   362,000       $   495,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   602,000       $   362,000
  Healthcare seating . . . . . . . . . . . .       228,000           137,000
                                               -----------       -----------
                                               $   830,000       $   499,000
                                               ===========       ===========

                                              NINE MONTHS ENDED DECEMBER 31,
                                                  2005              2004
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $36,320,000       $32,065,000
  Healthcare seating . . . . . . . . . . . .     5,525,000         5,231,000
                                               -----------       -----------
                                               $41,845,000       $37,296,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 5,129,000       $ 3,659,000
  Healthcare seating . . . . . . . . . . . .     1,048,000         1,118,000
                                               -----------       -----------
                                               $ 6,177,000       $ 4,777,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   961,000       $ 1,314,000
  Healthcare seating . . . . . . . . . . . .       131,000           109,000
                                               -----------       -----------
                                               $ 1,092,000       $ 1,423,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   959,000       $ 1,757,000
  Healthcare seating . . . . . . . . . . . .       281,000           178,000
                                               -----------       -----------
                                               $ 1,240,000       $ 1,935,000
                                               ===========       ===========

                                                DECEMBER 31,      MARCH 31,
                                                    2005             2005
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $28,733,000      $30,626,000
  Healthcare seating . . . . . . . . . . . .       5,843,000        4,990,000
                                                 -----------      -----------
                                                 $34,576,000      $35,616,000
                                                 ===========      ===========
Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000      $ 1,085,000
  Healthcare seating . . . . . . . . . . . .       1,275,000      $ 1,221,000
                                                 -----------      -----------
                                                 $ 2,360,000      $ 2,306,000
                                                 ===========      ===========


5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and nine months ended December 31, 2005 and 2004, respectively.


                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                  DECEMBER 31,             DECEMBER 31,
                                 2005        2004         2005        2004
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$ 1,199,000 $   795,000  $ 4,162,000 $ 3,006,000
                             =========== ===========  =========== ===========
BASIC:
 Weighted average number of
  common shares outstanding .  4,076,166   4,301,266    4,135,492   4,289,106
                             =========== ===========  =========== ===========
 Basic net income per share .     $ 0.29      $ 0.18       $ 1.01      $ 0.70
                             =========== ===========  =========== ===========
DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  4,076,166   4,301,266    4,135,492   4,289,106
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .    145,367     160,772      152,896     186,678
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  4,221,533   4,462,038    4,288,388   4,475,784
                             =========== ===========  =========== ===========
 Diluted net income per share     $ 0.28      $ 0.18       $ 0.97      $ 0.67
                             =========== ===========  =========== ===========

6.  NOTES RECEIVABLE

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has created a reserve of $20,000 for this note receivable. At December 31, 2005, the gross value of this note receivable was $96,000. At December 31, 2005, $64,000 was the net current portion of this note receivable, which is included in prepaid expenses and other current assets. As of December 31, 2005, the dealer was current on payments on this note receivable. The Company has another note receivable for $19,000.


7.  COMMITMENTS AND CONTINGENCIES

     The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material effect on the consolidated financial statements.

     The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business. The Company does not believe that it is liable for this full amount and plans to vigorously defend its positions. At this time, the Company estimates its liability to be $0.3 million and has established a reserve for this amount.

8.  STOCK REPURCHASE

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares bringing the total authorized to 650,000. During the three month period ended December 31, 2005, the Company repurchased 103,800 shares of the Company's stock for approximately $1.9 million. During the nine month period ended December 31, 2005, the Company repurchased 397,564 shares of the Company's stock for approximately $6.4 million. The Company currently has 252,436 shares that may yet be repurchased under the repurchase plan.

9.  ACQUISITION OF VERSIPANEL

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

     In conjunction with this acquisition, the Company paid $1,201,000 in cash. The acquisition resulted in goodwill of $1,085,000, all of which is deductible for tax purposes. Up to an additional $200,000 of the purchase price was contingently payable based on obtaining certain sales growth targets on the Versipanel product line through April 26, 2005. These growth targets were not achieved, so no contingent payments were required.


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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. After three years of declines in the institutional furniture marketplace due to the downturn in the domestic and international economy, the institutional furniture marketplace started to grow again in calendar year 2004. This has accelerated in calendar year 2005. Fiscal year through November 2005, industry experts are reporting an increase of 11 percent in shipments. Industry experts predict a continued recovery in calendar year 2006, with shipments projected to be up by 7 percent. The Company's multipurpose room operations for the nine months ended December 31, 2005 were on pace with the industry as sales volumes increased 12 percent as compared to the prior year. During calendar years 2004 and 2005, there were also significant pressures on commodity prices for many of the raw materials that the Company uses including steel, wood, and plastic. This resulted in a reduction of gross margins, which caused the Company to increase the price of its products. The Company has also seen significant competitive pressure in its multipurpose room table markets from lower-priced thermo-formed and blow-molded tables and expects this pressure to continue.

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

     HEALTHCARE SEATING OUTLOOK. The Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room furniture operations. During the recent economic downturn, the Company's healthcare seating operations were not significantly impacted by the downturn in the U.S. and world economies. However, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. Recent changes in the durable medical equipment marketplace relating to government reimbursements for these products at the federal and state level has negatively impacted Broda's business. The Company is not currently aware of any other regulatory changes in the near future that would have a substantial and negative impact on this business. The Company's healthcare seating operation's future growth depends largely upon increasing its market penetration into the U.S. and other foreign markets as well as its ability to successfully introduce and market new product lines. During the past few years, the Company has hired direct employees in the United States to market its healthcare seating production, replacing some of the dealers and distributors that it previously had in those areas. The Company intends to expand this presence in the coming years.

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending March 31, 2006 will be up to 10 percent higher as compared to the prior year's fourth quarter. Despite these trends, the Company, for a variety of reasons, including those described elsewhere herein, may not be successful in achieving this sales level in the fourth quarter.

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

RESERVE FOR OBSOLETE INVENTORY: Inventories are stated at the lower of cost, on a first in, first out basis, or market. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover and ultimate product sales value. Decreases in customer demand or changes in buying patterns could cause this reserve to be increased.

ACCRUALS FOR WARRANTY EXPENSE: The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates. If the Company were to experience an increase in warranty claims compared with its historical experience or if the cost of servicing warranty claims is greater than expected, gross margins could be adversely affected.

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

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel. During the quarter ended June 30, 2005, the Company reviewed the goodwill related to these acquisitions. These reviews are performed using estimates of future cash flows. If the carrying value of the goodwill is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to the Broda or Versipanel goodwill. The Company's ongoing consideration of these factors could result in future impairment charges, which could adversely affect net income.

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

INCOME TAXES: The Company has not provided a valuation allowance against the deferred tax assets recorded in the financial statements. The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets. If future earnings are not as high as expected, the Company's ability to recover deferred tax assets may be hindered.

PENSION LIABILITY AND WAGE DISPUTE: The Company has certain alleged obligations of up to $0.4 million related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business in 2001. The Company is investigating this matter and does not believe that it is liable for this full amount and plans to vigorously defend its positions. At this time, the Company estimates its liability to be $0.3 million and has established a reserve for this amount.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004

     NET SALES. The Company's third quarter fiscal 2006 net sales of $13,408,000 were up 13 percent as compared with the third quarter net sales in the prior fiscal year. For the quarter ended December 31, 2005, the increase reflects sales increases, as compared to the quarter ended December 31, 2004, of 16 percent in the Company's multipurpose room operations. Sales at the healthcare chair operations were flat as compared to the prior year's quarter due largely to changes in government reimbursements. The Company's total international sales represented 14 percent of net sales for the quarters ended December 31, 2005 and 2004. The Company attributes most of the increase in sales in the multipurpose room operations to an 88 percent increase in chair sales due to sales of the newly introduced chair lines as well as strong volume growth and increased sales prices in the stacking and folding chair lines. The Company also had a 5 percent increase in other sales. These increases were partially offset by a 2 percent decrease in table sales. The Company expects that its overall net sales will be up to 10 percent higher in the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.

     For the nine months ended December 31, 2005, the Company's net sales of $41,845,000 represented an increase of 12 percent over the same period in the prior fiscal year. For the nine months ended December 31, 2005, the increase reflects sales increases, as compared to the nine months ended December 31, 2004, of 13 percent in the Company's multipurpose room operations and 6 percent in the Company's healthcare chair operations. The Company's total international sales represented 15 percent of net sales for the nine months ended December 31, 2005 as compared to 14 percent in the prior year's period. The 13 percent increase in the Company's multipurpose room operations is attributed to a 42 percent increase in chair sales, a 4 percent increase in table sales, and a 12 percent increase in other sales. Chair sales were higher partially due to an increase in average selling price. Although table sales still make up the majority of net sales, during the past few years, non-table products have grown at a faster rate and account for an increasingly larger portion of the business. For the nine months ended December 31, 2005, table sales accounted for 56 percent of net sales, multipurpose room chair sales accounted for 24 percent, and healthcare chairs were 13 percent. Other sales, consisting primarily of sales of carts, portable partitions, and lecterns, totaled 7 percent of the Company's net sales.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended December 31, 2005 was flat as compared to the same quarter in the prior fiscal year at 34 percent. Lower overhead costs associated primarily with the unsuccessful startup of the manufacturing operation for the Company's next generation table in the prior fiscal year were largely offset by higher material costs at the Company's multipurpose room operations due primarily to the higher volume of chair sales as well as increases in freight costs due to higher fuel costs. The Company also experienced higher material costs at the health care seating operations as compared to the prior year's third quarter.

     Gross profit as a percentage of net sales in the nine months ended December 31, 2005 increased by 2 percentage points over the same period in the prior fiscal year to 36 percent. This increase was due to lower overhead costs associated primarily with the unsuccessful startup of the manufacturing operation for the Company's next generation table in the prior fiscal year. The gross margin increase was partially offset by higher material costs at the Company's multipurpose room operations due to the higher volume of chair sales in the period. The Company also experienced higher material costs as a percentage of sales at the health care seating operations as compared to the prior year's comparative period.

     SELLING EXPENSES. Selling expenses were 15 percent of net sales in the third quarter of fiscal 2006 as compared to 16 percent in the prior fiscal year. Actual expenses increased by $82,000. Multipurpose room furniture selling costs increased by $135,000 over the prior fiscal year. This increase resulted primarily from higher commission costs due to the higher sales volume. These increases were partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating operations decreased by $53,000 over the prior fiscal year primarily due to lower personnel costs.

     Selling expenses were 14 percent of net sales in the nine month period ended December 31, 2005 as compared to 15 percent of net sales in the prior year period. Actual expenses increased by $392,000. Multipurpose room furniture selling costs increased by $366,000 over the prior fiscal year.
This increase resulted primarily from higher commission costs due to the higher sales volume. This increase was partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating operations increased by $26,000 over the prior fiscal year.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4 percent of net sales for both the third quarter of fiscal 2006 and 2005. Actual spending increased by $12,000. The increase was primarily due to higher personnel expenditures as well as higher costs for outside services.

     General and administrative expenses were 4 percent of net sales for both of the nine month periods ended December 31, 2005 and 2004. Actual spending increased by $99,000. The increase was primarily due to higher costs for personnel costs, outside services, and professional fees.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for both the third quarter of fiscal 2006 and fiscal 2005. Actual spending increased by $61,000 primarily due to higher personnel costs and prototyping costs related primarily to efforts to utilize the existing rotomolding equipment.

     Research and development expenses were 3 percent of net sales for the nine months ended December 31, 2005 as compared to 2 percent of net sales in the prior year period. Actual spending increased by $350,000 primarily due to the previously listed higher personnel costs and prototyping at the Company's multipurpose room operations.

     OTHER INCOME AND EXPENSE. Other income and expense netted to net income of $64,000 for the third quarter of fiscal 2006 as compared to a net expense of $16,000 for the third quarter of fiscal 2005. Third quarter interest income was $81,000 as compared to $44,000 in the third quarter of the prior fiscal year due to higher cash and available-for-sale securities balances and higher rates of return. Other expense totaled $17,000 for the current quarter and consisted of $29,000 in losses on asset disposals, partially offset by $10,000 in foreign currency exchange gains and $2,000 in other income.

     Other income and expense netted to net income of $111,000 for the nine months ended December 31, 2005 as compared to a net expense of $42,000 for the same period of the prior year. Interest income was $221,000, an increase of $104,000 from the same period of the prior fiscal year. The increase was due to higher cash and available-for-sale securities balances and higher rates of return. Other expense, which totaled $110,000 for the nine months ended December 31, 2005, consisted of $80,000 in realized currency exchange losses and $34,000 in losses on asset disposals, partially offset by $4,000 in other income.

     NET INCOME. For the reasons stated above, the Company's fiscal 2006 third quarter net income of $1,199,000 increased $404,000 or 51 percent as compared to the third quarter net income in the prior fiscal year.

     For the reasons stated above, net income for the nine months ended December 31, 2005 was $4,162,000, an increase of $1,156,000 or 38 percent over the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $4.79 million at December 31, 2005 as compared to $3.94 million at March 31, 2005.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:



                                                    NINE MONTHS ENDED
                                                   DECEMBER 31, 2005
                                                    -------------
Net cash provided by operating activities. . . .     $ 5,005,000
Net sales of available-for-sale securities . . .       2,643,000
Purchase and retirement of common stock. . . . .      (6,443,000)
Purchases of property and equipment. . . . . . .      (1,240,000)
Net proceeds from exercise of stock options. . .         773,000

     The increase in cash and cash equivalents was due primarily to cash provided by operating activities ($5.01 million), the net sale of available-for-sale securities ($2.64 million) and net proceeds related to the exercise of stock options ($0.77 million). The increase was partially offset by stock repurchases ($6.44 million) and purchases of property and equipment ($1.24 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.86 million. As of December 31, 2005, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of December 31, 2005, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 2005, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $2.96 million. There is no assurance that such options will be exercised.

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares, bringing the total to 650,000 shares. As of December 31, 2005, 397,564 shares had been repurchased for $6.4 million. Additional repurchases will reduce the Company's liquidity.

     The Company's material cash commitments at December 31, 2005 include current liabilities of $4.37 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                 DECEMBER 31,      MARCH 31,
                                                    2005             2005
                                                 -----------      -----------
Accounts payable. . . . . . . . . . . . . . . .   $1,588,000       $1,736,000
Accrued payroll . . . . . . . . . . . . . . . .    1,754,000        1,155,000
Accrued warranty expense. . . . . . . . . . . .      490,000          439,000
Deferred revenue. . . . . . . . . . . . . . . .      254,000          374,000
Income taxes payable. . . . . . . . . . . . . .         -             152,000
Other accruals. . . . . . . . . . . . . . . . .      281,000          496,000
                                                 -----------      -----------
Total current liabilities . . . . . . . . . . .   $4,367,000       $4,352,000
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

     - statements that the Company anticipates that its sales volumes during the fourth quarter of fiscal 2006 will be up to 10 percent higher as compared to the sales levels of the fourth quarter of fiscal 2005;

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

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

     - downturns or improvements in domestic and international economies and business conditions, specifically in the institutional furniture industry;

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the three and nine months ended December 31, 2005. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of December 31, 2005, no forward contracts were outstanding or entered into during the three and nine months ended December 31, 2005. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.


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

                        PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF EQUITY SECURITIES

                    ISSUER PURCHASES OF EQUITY SECURITIES*

                                               Total Number
                                                 of Shares    Maximum Number
                                                 Purchased      of Shares
                                                  as Part      that May Yet
                    Total Number   Average      of Publicly    Be Purchased
                     Of Shares    Price Paid  Announced Plans Under the Plans
Period               Purchased    Per Share     or Programs     or Programs
-----------------  -------------  ----------   -------------   -------------
November 1 -
November 30, 2005         2,500        17.74

December 1 -
December 31, 2005       101,300        18.07        397,564         252,436
-----------------  -------------   ----------  -------------   -------------
Total                   103,800       $18.06        397,564         252,436
=================  =============   ==========  =============   =============

* On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares, bringing the total to 650,000 shares. This table details the activity in the share repurchase program for the three month period ended December 31, 2005.


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

                                        MITY Enterprises, Inc.


Date: January 25, 2006                  /s/ Bradley T Nielson
                                        -----------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: January 25, 2006                  /s/ Paul R. Killpack
                                        ------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)