Form 10-K
period 2006-03-31
MITY ENTERPRISES INC
filed 2006-05-25
CIK 921030

------------------------------------------------------------------------------
               United States Securities and Exchange Commission
                          Washington, D.C. 20549
                    ------------------------------------
                                 Form 10-K
(Mark One)
          [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2006
                                    OR
       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to
                    Commission file number 0-23898
                    ------------------------------------
                          MITY ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)

     Utah                                               87-0448892
(State or other jurisdiction of                    (I.R.S Employer
incorporation or organization)                     Identification No.)

                           1301 West 400 North
                             Orem, Utah 84057
           (Address of principal executive offices, zip code)
                    ------------------------------------
     Registrant's telephone number, including area code:  (801) 224-0589

     Securities registered pursuant to Section 12(b) of the Act:  None
       Securities registered pursuant to Section 12(g) of the Act:
                              Title of class
                      Common Stock, par value $.01
                    ------------------------------------
     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.    Yes        No   x
     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes        No   x
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act. (Check one): Large Accelerated Filer       Accelerated Filer
Non-Accelerated Filer   x
     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $44,771,000 (computed using the closing price of $17.01 per share of Common Stock on September 30, 2005 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 3,850,785 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 23, 2006.
     Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on August 3, 2006, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2006, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                      FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent the Company's expectations or beliefs concerning, among other things, future revenue, earnings and other financial results, new products, marketing, operations and manufacturing. The Company wishes to caution and advise readers that these statements involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of certain risks related to the Company's business see "Item 1A. Risk Factors" beginning on page 7 and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Factors That May Affect Future Results of Operations" beginning on page 23.

Unless the context otherwise requires, references to the Company or MITY Enterprises are to MITY Enterprises, Inc. and its subsidiaries. Mity-Lite(R), MityTuff(R), MityStack(R), MityHost(TM), SwiftSet(R), Xpeditor(TM), Xtreme Edge(TM), Summit(TM) Lectern, MitySnap(TM), BRODA(TM), Versipanel(TM), Intellicore(R), SwiftSet(R) HD(TM), and SwiftSet(R) Courtside(TM) are trademarks or trade names of the Company.

                                   (i)

                                 PART I

ITEM 1.  BUSINESS

BACKGROUND

MITY Enterprises, Inc. (the "Company", "we" or "us") designs, manufactures and markets premium quality, innovative institutional furniture created to meet the efficiency needs of its customers. The Company's product lines include multipurpose room furniture and healthcare seating. The Company's line of multipurpose room furniture is sold both domestically and internationally in educational, recreational, hotel and hospitality, government, office, healthcare, church and other public assembly markets. The Company's healthcare seating is sold mainly in Canada and the United States in the long-term healthcare market. Recently, the Company has also started designing, manufacturing and marketing a line of rotomolded fence panel products to be used in commercial and residential fencing applications. A summary of our net sales, income from continuing operations and assets for our business segments is found in Note 12 to the Consolidated Financials Statements in Item 8, which is included herein by reference.

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

Folding and stacking chairs. The Company currently offers four lines of stacking chairs and three lines of folding chairs: MityHost, SwiftSet Stacking, Steelcore Chiavari, and SwiftSet HD chair lines and the SwiftSet Folding, Duramax Resin, and SwiftSet Courtside folding chair lines. The MityHost, and SwiftSet lines are manufactured in-house while the Steelcore Chiavari and Duramax Resin chair lines are purchased from suppliers and marketed under the Mity-Lite name. These chair lines are designed with various high-performance characteristics including improved comfort and durability, lighter weight and improved stackability as compared to other chair lines.

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

FENCE PRODUCTS

During the fiscal year ended March 31, 2005, the Company discontinued development work on a next generation table project. In its place, the Company began to explore how it might use its equipment and technology developed on that project towards other products that do not require the same level of precision as tables. As a result of this process, during the fiscal year ended March 31, 2006, the Company developed a fence panel that is rotationally molded so that each side is in the shape of real rock. The initial product line has the look of stacked rock, but the Company believes that it can also create the look of other styles as well. The Company's fence product is manufactured using plastic resins which are more durable under extended ultraviolet light exposure than vinyl. By using granite-colored resins, a panel is able to be produced that has the look of real stone. This product provides the advantages of low maintenance and ease of assembly combined with added aesthetics and increased durability as compared to other products. Only a limited amount of product has been manufactured to date. Management is currently increasing its production capability and establishing its distribution channel and believes that it will be able to successfully enter the fence market. During the year ended March 31, 2006, sales volumes of this product and other metrics were not significant enough for its classification as a separate segment.

MARKET OVERVIEW

Based upon management's analysis of companies known to sell multipurpose room furniture and based upon management's experience and contacts in its industry, management estimates that the domestic market for multipurpose room furniture exceeds $1.3 billion annually. It is estimated that folding tables alone make up more than $300 million of this domestic market. Chairs and other related seating products are estimated to account for approximately $900 million of the domestic multipurpose room furniture market. Other products such as staging, risers, partitions, lecterns, and flooring account for the balance of the estimated domestic market.

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

Based upon management's analysis, in 2003, the fence market represented a $4.3 billion industry in the United States of which $2.3 billion was at the manufacturer level, and has been growing at 8 percent per year since 1997.
The fence industry is heavily dependent upon residential home construction and remodeling for growth. One of the fastest growing product segments in the fencing industry is vinyl which in 2003 was 18 percent of the total fence market and grew at a 37 percent compounded annual growth rate between 1997 and 2003. This rapid growth is expected to continue.

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

The Company's plastic table, SwiftSet chair, cart, and lectern products are sold with a twelve-year pro-rata warranty covering materials and workmanship. The MityHost is sold with a fifteen-year warranty covering the structural integrity of the metal frame and a one-year warranty covering the upholstery. Versipanel partitions are sold with a one-year warranty covering materials and workmanship. The Company's Steelcore Chiavari and Duramax Resin chairs are sold with three-year warranties covering materials and workmanship.

HEALTHCARE SEATING. The Company markets its healthcare seating products to end users and care givers in healthcare markets through its own sales representatives, distributors and retailers of durable medical equipment. The Company currently employs 24 full-time sales and customer service employees and 20 independent distributors in its healthcare seating operations. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through print advertising, trade shows, mass mailings and telephone solicitations targeted to healthcare professionals.
The Company has a sampling program and provides many prospective purchasers with product samples for 14-day trial periods. All of Broda's chairs carry a limited three-year warranty on the steel frame and a limited one year warranty on the other components for defects and failure in normal use.


INTERNATIONAL SALES

Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its products in Canada, Latin America, Europe, Asia, the Middle East and Australia. For the fiscal years ended March 31, 2004, 2005, and 2006, the Company's international sales accounted for 13.3 percent, 14.7 percent and 15.1 percent of the Company's total sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Australia, Mexico, the United Kingdom, France, Spain, the United Arab Emirates, Portugal, Italy, Qatar, and Saudi Arabia. Approximately 28 percent of healthcare seating sales are in Canada, and 5 percent are in other countries outside of the United States.

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

The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions for the MityHost and SwiftSet upholstered chairs, injection molding the seat and back for the SwiftSet chairs, and final assembly of the components. The Chiavari, and Duramax chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. The MityHost stacking chair, SwiftSet folding chairs, and SwiftSet stacking chair are manufactured in-house at the Company's facility in Orem, Utah. The frame for the SwiftSet HD chair is outsourced with final assembly occurring at the Company's facility in Orem, Utah. The Company's manufacturing process for its lectern products consists primarily of manufacturing the plastic shell, assembling electronic components, attaching the laminated insert to the shell, and final assembly of the components. The manufacturing process for the Company's portable partitions involves principally cutting and forming an internal foamed structure, laminating an acoustical fabric onto the structure and attaching additional hardware components.

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

Among the Company's primary competitors in the table market are Palmer-Snyder, Inc., McCourt Manufacturing, Inc., Midwest Folding Products, Krueger International, Inc., SICO and Virco Manufacturing Corporation, which market a thermoformed plastic table; Southern Aluminum, Inc., which produces an aluminum table; Lifetime Products, McCourt Manufacturing, Krueger
International, Inc., which market a blow molded plastic table; Krueger International, Inc., Bevis Custom Furniture, Inc., Globe Business Furniture and Virco Manufacturing Corporation, Inc., which produce particle board tables; and Midwest Folding Products, Maywood Furniture, Corp., and Palmer-Snyder, Inc., which produce plywood tables.

Management believes that customers purchase the Company's multipurpose room chair products primarily because of product performance, reputation, warranty service and convenience. The market for institutional chairs is highly competitive and fragmented. The Company believes that its SwiftSet folding chair and stacking chair lines have technological and performance advantages over their competitors. Although the Company's other chair lines do not offer the same advances as the Company's table and SwiftSet chair products, the Company believes they do have distinct selling features. Among the Company's primary competitors in the multipurpose chair market are Commercial Furniture Group, Virco Manufacturing Corporation, Artco-Bell Corporation, Globe Business Furniture, Shelby Williams Industries, Inc., MTS Seating, Daniel Paul Chairs, Krueger International, Inc., Clarin, a division of Greenwich Industries, Meco Corporation, Gasser Chair Company, Inc., Bertolini, Inc., and Church Chair Industries, Inc. Management believes that the primary competitors for its new portable partition product include ScreenFlex, SICO, Bertolini, Inc., Panelfold, Inc., Curtition, Inc., Hufcor, Inc., Modernfold, Inc., and Clone Office Cubicles.

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

INTELLECTUAL PROPERTY

The Company has been granted two utility patents relating to the construction of its table tops. A design patent and six utility patents have been granted on the SwiftSet chair. A utility patent has been granted on a flex mechanism for the Host chair. The Company has been granted a design patent related to its SwiftSet Stacking chair. The Company has filed seven other patents related to its furniture and rotationally molded products. At this time, the Company has chosen not to apply for international patent protection for any of these concepts. The Company does not believe this will have a material adverse effect on the Company. The Company also has several trademarks and trade names as referenced on page (i) of this report.

Utility patents relating to the function of one of its healthcare chair models have been granted to the Company in the United States and Canada. A utility patent on its flipdown footrest has been granted in the United States and is pending in Canada. The Company does have international patents pending on healthcare chairs in Canada, Japan, Germany, the United Kingdom, and France. The Company has been granted design patents on its geriatric accessory tray, healthcare chair back, flipdown footrest, and healthcare chair for Canada and the United States. Design patents are pending for a bariatric chair. The stylized word "BRODA" has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's "Comfort Tension Seating" has been trademarked in Canada and the United States. The "Pedal Chair" trademark has been registered in the United States and Canada.

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

EMPLOYEES

As of March 31, 2006, the Company had approximately 378 full-time and 14 part-time employees. No employees have union representation. The Company believes that its relationship with its employees is good.

AVAILABLE INFORMATION

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available, free of charge, at the Company's internet website at www.mityenterprises.com, as soon as reasonably practicable after the Company electronically files such reports with or furnishes them to the Securities and Exchange Commission.


ITEM 1A.  RISK FACTORS

WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary institutional furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. Developing viable new products requires capital and takes time. The Company may not be able to develop new products at a speed or cost that allow us to timely capitalize on market opportunities or counter competition. Over the past few years, the Company worked at developing a new generation multipurpose room table and invested substantial capital resources in its development. The Company ultimately was unsuccessful at developing a cost-effective repeatable process to manufacture the table. The Company cannot guarantee that it will be successful in developing new products to expand its product line.

OUR NEW FENCE PRODUCT MAY NOT BE ACCEPTED BY THE MARKET. The Company has recently begun manufacturing a fence product using the assets initially purchased for its next generation table line. This is a new product line and market for the Company. Further, the Company does not have previous experience with this new product line or product market. Developing viable new products requires capital and takes time. The Company may not be able to launch this new product at a speed or cost that will allow us to timely capitalize on market opportunities or counter competition and customers may not be willing to accept the new product. Also, since this is a new product line, the Company cannot predict the long-term product performance. Although the Company has performed testing on the product and believes that its performance will be better than competitive products, it cannot ensure that this will be the case.

A DOWN-TURN IN THE FURNITURE INDUSTRY WOULD HARM OUR BUSINESS. Beginning in fiscal 2002, and continuing through fiscal 2004, the Company faced one of the most significant down-turns ever in the global furniture industry. Industry analysts reported declines in the United States office furniture market of 18% for calendar year 2001, 19% in 2002, and 4% in 2003. These years constitute an unprecedented three consecutive year decline in an industry that only had three down years between 1971 and 2000. Companies throughout the world reduced their spending across many capital goods categories, including furniture. Revenue and order rates across the industry fell throughout calendar 2001, 2002, and 2003 as customers delayed and canceled orders.
Demand for furniture products continued to soften as corporate profits remained under pressure during recent years. Demand for the Company's products was also adversely impacted by declines after September 11, 2001 in the hospitality and recreational markets. Terror threats, war, economic uncertainty, and related uncertainties contributed to the downturn. Although the outlook has improved, if conditions do not continue to improve, or begin to decline again, the Company would be negatively impacted.

INFLATION AND INCREASING RAW MATERIAL COSTS COULD HARM OUR BUSINESS. During the fiscal years ended March 31, 2005 and 2006, the Company experienced rapidly increasing costs in most of its raw materials, including steel, plastic, and wood. In addition, rising fuel costs have increased transportation costs. In response to these increases, the Company implemented price increases on most of its product lines. The Company has been able to achieve most of the price increases, but some product lines have been slower in responding to the price increase. However, the Company cannot predict whether it will be able to achieve the implemented price increases or what effects the price increases might have on sales volumes. Sales may decline. Although the Company is unable to predict whether the price of its raw materials will continue to increase, further increases would erode the Company's gross margin without additional price increases for the Company's products.

COMPETITION COULD HARM OUR BUSINESS. The Company is facing increased competition because of innovations in competitors' products and lower pricing brought on by the general down-turn in the furniture industry. More of the Company's competitors have begun introducing products that directly compete with the products offered by the Company, including competitors who are manufacturing their products offshore at a lower cost. The Company's products are generally more expensive than products sold by the Company's competitors in the same markets. The Company believes that competition for its products is generally based on product quality and characteristics, service and price. Unless the Company adapts and responds to these competitive threats, the Company will face margin pressure from low cost producers. Only certain elements of the Company's products are patented, so unpatented elements could be reverse engineered and duplicated by competitors who are able to develop the manufacturing equipment and processes to do so. The Company's continued success will depend upon, among other things, its ability to continue to manufacture and market high quality, high performance products at prices competitive in the markets served by the Company. Although the Company is developing new products, it is uncertain at this time what the marketplace acceptance will be for these products.

OFF-SHORE MANUFACTURING BY COMPETITORS IS PUTTING INCREASED MARGIN PRESSURE ON US. The Company is facing increased competition, particularly in its chair product lines, from off-shore manufacturing, primarily from Asia. These lower cost producers are putting margin pressure on us. There can be no assurance that the Company will be successful in countering this competition through its own offshore manufacturing efforts.

A POTENTIAL DECREASE IN DEMAND FOR HEALTHCARE SEATING PRODUCTS WOULD HARM OUR BUSINESS. Although the Company believes that the specialty healthcare seating market is less subject to economic pressures than the Company's multipurpose room operations, the medical and healthcare industry is more subject to regulatory changes that could affect the demand for Broda's products. Recent changes in the durable medical equipment marketplace relating to government reimbursements for these products in the United States at the federal and state level has negatively impacted Broda's business. The Company is not currently aware of any other regulatory changes in the near future that would have a substantial and negative impact on this business. During the past few years, the Company has hired direct employees in the United States to market its healthcare seating products, replacing some of the dealers and distributors that it previously had in those areas. Although the Company intends to expand this presence in coming years, the Company may be unable to expand its geographic markets for healthcare seating products.

THE LOSS OF KEY CUSTOMERS COULD HARM OUR BUSINESS. The loss of any key customers of the Company would decrease the Company's revenue. Given the current environment in the furniture industry, the Company cannot assure that it would be able to replace such revenue or reduce its costs and, therefore, the Company's profitability would be adversely impacted.

THE LOSS OF KEY RAW MATERIAL SOURCES COULD HARM OUR BUSINESS. Both the plastic used in the Company's products and the tubing used in its table legs and chairs are manufactured according to Company specifications. Portions of the Company's multipurpose room operations operate without substantial inventory levels of raw materials by depending on certain key suppliers to provide raw materials on a "just-in-time" basis. The Company believes that necessary materials are generally available from alternate suppliers. However, any shortages or significant interruptions in the delivery of raw materials could have a material adverse effect on the Company's production schedule and operations.

AN INCREASE IN WARRANTY SERVICE COSTS COULD HARM OUR BUSINESS. The Company intends to continue to offer warranties covering materials and workmanship on its existing products and anticipates providing a warranty covering materials and workmanship for all complementary product lines developed or acquired by the Company. While the Company has implemented improved quality control measures that it expects will reduce warranty claims, it is possible that warranty servicing costs will increase in future periods. Furthermore, the Company is not in a position to anticipate the additional warranty service costs that may be incurred as a result of the Company's expansion into new or complementary product lines.

WE COULD BE SUBJECT TO FUTURE VARIATIONS IN OPERATING RESULTS. The Company's short-term profitability could be adversely affected by its decision to develop or acquire complementary product lines, hire additional sales staff, and pursue additional acquisitions. Various factors, including acquisition related expenses, the ability to find and train qualified personnel, operational transitions, timing of new product introductions and the cost of developing and marketing new products and penetrating new markets as well as changes in product mix, may have an adverse effect on the Company's results of operations. There can be no assurance that the Company will continue to experience profitability at historical rates. The Company may experience temporary fluctuations in operations and quarterly variations in the future.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

The Company's corporate headquarters and multipurpose room furniture manufacturing facilities are located in Orem, Utah (approximately 40 miles south of Salt Lake City). The Company's headquarters and multipurpose room table and cart manufacturing facility consists of approximately 71,000 square feet of manufacturing, office, research and development and storage space located on approximately four acres of land. In addition, the Company owns approximately ten acres of land across the street from its corporate headquarters. On a portion of this property, the Company has built a 79,000 square foot office and manufacturing facility to house its sales force and multipurpose room chair operations. The Company has also built a 63,000 square foot facility which was anticipated to be used for the manufacturing of its next generation of multipurpose room tables. However, with the decision to discontinue development on that product line, the Company is currently using the facility for warehousing some of its raw materials as well as manufacturing space for its new fence product line. The Company estimates this property includes enough real estate to build approximately an additional 140,000 square feet of facility to support the future growth of the Company. The Company also owns an adjacent 2,400 square foot building that sits on this property. During the quarter ended March 31, 2006, the Company purchased approximately 2 acres located adjacent to its corporate headquarters. The Company currently intends to construct an additional manufacturing and warehousing facility on this land during fiscal 2007. The Company believes that by adding this new facility as well as additional equipment and production shifts, its existing facilities will serve its current product lines for the next year. However, if the operation adds additional product lines and/or significantly modifies its existing products lines, additional facilities may need to be constructed on the Company's existing land.

The Company's healthcare seating manufacturing facilities are located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consist of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. The facilities and related real estate are leased under an agreement for a one-year term expiring in August 2006. The base monthly lease payment is approximately $14,000. Broda pays all maintenance costs, taxes and insurance. The Company believes that these facilities will serve its healthcare seating manufacturing needs for the term of the lease. Subsequent to the year ended March 31, 2006, the Company purchased approximately 4 acres in Waterloo, Ontario, Canada for $570,000. The Company intends to construct a new facility during the upcoming fiscal year and will relocate its healthcare seating operations to that facility.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to
be adequate.   During the quarter ended March 31, 2006, the Company reached a settlement agreement for certain alleged obligations related to a defined benefit pension plan resulting from exiting and selling its specialty office seating and systems business in fiscal 2002. The Company also successfully defended itself in a wage dispute also resulting from exiting and selling its specialty office seating and systems business in fiscal 2002. The litigation resulted in a judgment in the Company's favor and had no material impact on the consolidated financial statements. There are no material pending legal proceedings against the Company, other than routine litigation incidental to the business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2006.

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


                                                     High          Low
                                                   -------       -------
Fiscal Year Ended March 31, 2006:
  First Quarter . . . . . . . . . . . . . . . . .   $17.53        $13.72
  Second Quarter. . . . . . . . . . . . . . . . .    17.59         14.99
  Third Quarter . . . . . . . . . . . . . . . . .    18.74         16.55
  Fourth Quarter. . . . . . . . . . . . . . . . .    19.58         17.05

Fiscal Year Ended March 31, 2005:
  First Quarter . . . . . . . . . . . . . . . . .   $19.30        $16.52
  Second Quarter. . . . . . . . . . . . . . . . .    17.95         15.05
  Third Quarter . . . . . . . . . . . . . . . . .    16.75         14.25
  Fourth Quarter. . . . . . . . . . . . . . . . .    16.22         13.36

There were 143 security holders of record as of May 23, 2006. In addition, management estimates that there were approximately 2,000 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and does not currently anticipate paying dividends.

The following table presents information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at March 31, 2006:

                     EQUITY COMPENSATION PLAN INFORMATION

                            Number of      Weighted-      Number of securities
                            securities     average        remaining available
                            to be          exercise       for future issuance
                            issued upon    price of       under equity compen-
                            exercise of    outstanding    sation plans (exclu-
                            outstanding    options,       ding securities
                            options,       warrants       reflected in column
Plan Category               and rights     and rights     (a))
--------------------------  ----------     -----------    ---------------

                                (a)            (b)                (c)
Equity compensation plans
 approved by security
 holders                      375,371        $12.28            12,080

Equity compensation plans
 not approved by security
 holders                         --             --               --
--------------------------  ----------     -----------    ---------------
Total                         375,371        $12.28            12,080
==========================  ===========    ===========    ===============

The following table presents information about repurchases of the Company's common stock that were made during the fourth quarter of the fiscal year ended March 31, 2006:

                    ISSUER PURCHASES OF EQUITY SECURITIES*
                                                               MAXIMUM NUMBER
                                             TOTAL NUMBER OF     OF SHARES
                       TOTAL      AVERAGE    SHARES PURCHASED   THAT MAY YET
                     NUMBER OF     PRICE       AS PART OF       BE PURCHASED
                      SHARES        PAID    PUBLICLY ANNOUNCED UNDER THE PLANS
PERIOD               PURCHASED   PER SHARE  PLANS OR PROGRAMS   OF PROGRAMS
-------------------  ---------   ---------  ------------------ ---------------
February 1 -
 February 28, 2006      8,800       $19.00

March 1 - March 31,
 2006                  75,482        18.88         481,846       368,154
-------------------  ---------   ---------  ------------------ ---------------
Total                  84,282       $18.89         481,846       368,154
===================  =========   =========  ================== ===============
* On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization by an additional 200,000 shares, bringing the total to 850,000 shares. This table details the activity in the share repurchase program for the three month period ended March 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto included in this Form 10-K. The statement of income data set forth below with respect to the fiscal years ended March 31, 2006, 2005 and 2004 and the balance sheet data at March 31, 2006 and 2005 are derived from, and should be read in conjunction with the audited Financial Statements included in this Form 10-K. The statement of income data set forth below with respect to the fiscal year ended March 31, 2003 and 2002 and the balance sheet data at March 31, 2004, 2003 and 2002 are derived from audited financial statements not included in this Form 10-K.

STATEMENT OF INCOME DATA

Year Ended March 31,        2006      2005      2004      2003      2002
                          -------   -------   -------   -------   -------
                  (in thousands, except per share data)
Net sales                 $55,701   $50,272   $45,210   $40,965   $40,841
Cost of products sold      35,947    33,537    28,037    24,457    24,485
                          -------   -------   -------   -------   -------
Gross profit               19,754    16,735    17,173    16,508    16,356
Expenses:
 Selling                    7,903     7,427     6,452     6,172     6,363
 General and
  administrative            2,012     1,980     1,787     2,504     2,028
 Research and development   1,734     1,265     1,393     1,541     1,158
 Asset impairment             -       2,226       -         -         -
                          -------   -------   -------   -------   -------
Income from continuing
 operations                 8,105     3,837     7,541     6,291     6,807
Interest and other, net       247        58      (101)      132       368
                          -------   -------   -------   -------   -------
Income before provision
 for income taxes           8,352     3,895     7,440     6,423     7,175
Provision for income taxes  2,811     1,448     2,766     2,367     2,772
                          -------   -------   -------   -------   -------
Net income from continuing
 operations before
 minority interest          5,541     2,447     4,674     4,056     4,403
Minority interest             -          22        79         7       -
                          -------   -------   -------   -------   -------
Net income from continuing
 operations                 5,541     2,469     4,753     4,063     4,403
                          -------   -------   -------   -------   -------
Loss from discontinued
 operations, net of
 applicable income tax        -         -         -         -        (271)

Gain (loss) on disposal,
 net of applicable income
 tax                          -         -         -         745    (3,256)
                          -------   -------   -------   -------   -------
Net income                 $5,541   $ 2,469   $ 4,753   $ 4,808     $ 876
                          =======   =======   =======   =======   =======

Basic earnings per share
 from continuing
 operations                 $1.34     $0.57     $1.14     $0.90     $0.86
Basic loss per share from
 discontinued operations      -         -         -         -       (0.05)
Basic gain (loss) per
 share on disposal of
 discontinued operations      -         -         -        0.17     (0.64)
                          -------   -------   -------   -------   -------
Basic earnings per share    $1.34     $0.57     $1.14     $1.07     $0.17
                          =======   =======   =======   =======   =======
Weighted average common
  shares outstanding -
  basic                 4,124,189 4,296,525 4,157,081 4,501,342 5,071,125
                        ========= ========= ========= ========= =========

Diluted earnings per
 share from continuing
 operations                 $1.30     $0.55     $1.09     $0.86     $0.85
Diluted loss per share
 from discontinued
 operations                  -          -         -         -       (0.05)
Diluted gain (loss) per
 share on disposal of
 discontinued operations     -          -         -        0.16     (0.63)
                          -------   -------   -------   -------   -------
Diluted earnings per share  $1.30     $0.55     $1.09     $1.02     $0.17
                          =======   =======   =======   =======   =======
Weighted average common
 and common equivalent
 shares outstanding -
 diluted                4,270,962 4,474,111 4,364,683 4,711,420 5,208,924
                        ========= ========= ========= ========= =========

BALANCE SHEET DATA

March 31,                   2006      2005      2004      2003      2002
                          -------   -------   -------   -------   -------
                                          (in thousands)
Working capital           $15,230   $16,732   $13,060   $ 8,069   $18,365

Total assets               34,819    35,616    31,956    25,402    33,369

Stockholders' equity       30,403    31,264    27,799    21,454    27,319



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

MULTIPURPOSE ROOM FURNITURE OUTLOOK. After three years of declines in the institutional furniture marketplace due to the downturn in the domestic and international economy, the institutional furniture marketplace started to grow again in calendar year 2004. This accelerated in calendar year 2005 and has continued so far in 2006. For the Company's fiscal year ending March 31, 2006, the Company experienced growth of 12 percent in its multipurpose room furniture segment which was slightly higher than the industry growth during the same time period of 11 percent. For the current calendar year, industry analysts are estimating that shipments will slow down from the fast pace of the prior year and are estimating growth for the year of 7 percent for calendar year 2006 as compared to calendar year 2005. The Company is encouraged by these forecasts as well as the strengthening of the economy in general, and is cautiously optimistic that the industry will continue its rebound and that the Company's multipurpose room sales volumes will likewise continue to grow.

In January 2005, the Company announced its intention to cut off funding on its current next generation table. The Company had been working on developing a table with improved performance characteristics than its existing table. With the decision to discontinue funding on the new table, the Company has refocused its efforts on the existing table to enhance its performance as well as attempt to further drive down costs. The Company is also focused on increasing its chair offering and has added four new chair lines during the last fiscal year. The Company is also pursuing uses for the rotational molding facility built for production of the new table. The Company has started using the facility for the manufacture of fence panels and posts, which are outside of its current institutional furniture market. The Company is encouraged by the response from customers who have purchased the product, as well as the response from potential customers who have viewed and handled the product. The Company plans to continue building its capacity and refining its manufacturing techniques as it breaks into this marketplace and is hopeful that fencing will contribute to its sales growth in the upcoming year. However, the Company cannot guarantee that it will be successful in marketing these fencing products or in utilizing its existing capacity.

During the past few years, chair sales have begun to make up a larger portion of the sales of the Company's multipurpose room operations. Although table sales still predominate the volume of this operation, much of the increases in sales can be attributed to increases in chair sales. During the upcoming fiscal year, the Company anticipates launching at least one additional chair line to complement its existing chair lines as well as enhancing its current offering. Beyond the upcoming year, the Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current lines of chairs. However, the Company cannot guarantee that it will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

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

GENERAL NEAR-TERM OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending June 30, 2006 will be up to 10 percent higher as compared to the prior year's first quarter.
Despite these expectations, the Company, for a variety of reasons including those described in Item 1A "Risk Factors", may not be successful in achieving this sales level in the first quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company which require management to make judgments and assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, assets related to the discontinued next generation table line (see Note 4, Impairment of Assets), goodwill and other intangible assets, notes receivable, income taxes, and revenue recognition.

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

RESERVE FOR OBSOLETE INVENTORY: Inventories are stated at the lower of cost, on a first in, first out basis, or market. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover and ultimate product sales value (see Note 4 in the consolidated financial statements).

ACCRUALS FOR WARRANTY EXPENSE: The Company's warranty service costs for fiscal years ended March 31, 2006, 2005, and 2004 totaled 1.6 percent of net sales or $869,000, 1.3 percent of net sales or $637,000 and 1.4 percent of net sales or $619,000, respectively. The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates.

ASSETS RELATED TO THE DISCONTINUED NEXT GENERATION TABLE LINE: Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company has impaired certain long-term assets during the quarter ending March 31, 2005. The Company utilized an outside specialist to help management establish the fair value of the assets which involved considerable judgment. This resulted in an impairment charge of $2.0 million related to the fixed assets (see Note 4 in the consolidated financial statements).

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill and other intangible assets. The goodwill arose from the Broda and Versipanel acquisitions. The other intangible asset at March 31, 2004 was intellectual property related to certain rights the Company obtained to utilize new technology in its next generation table product development efforts. During the quarter ended June 30, the Company annually reviews the goodwill related to the Broda and Versipanel acquisitions and the intellectual property related to the startup development company.
This review is performed by calculating the present value of estimated future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge would be recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairment charges have been recorded related to the Broda or Versipanel goodwill. However, due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company fully impaired the other intangible asset related to this intellectual property during the quarter ended March 31, 2005. This resulted in an impairment charge of $227,000 related to other intangible assets (see Note 4 in the consolidated financial statements).

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

SFAS No. 123R, as amended by the Securities Exchange Commission, will be effective for the Company's first quarter in its fiscal year beginning April 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123. The Company anticipates using the Modified Prospective Application Method.

The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in the notes to the consolidated financial statements. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123R.

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

Year Ended March 31,      2006       2005       2004       2003       2002
                         ------     ------     ------     ------     ------
  Net sales              100.0%     100.0%     100.0%     100.0%     100.0%
  Cost of products sold   64.5       66.7       62.0       59.7       60.0
                         ------     ------     ------     ------     ------
  Gross profit            35.5       33.3       38.0       40.3       40.0
  Operating expenses:
    Selling               14.2       14.9       14.2       15.1       15.5
    General and
     administrative        3.6        3.9        4.0        6.1        5.0
    Research and
     development           3.1        2.5        3.1        3.7        2.8
    Asset impairment        -         4.4         -          -          -
                         ------     ------     ------     ------     ------
  Income from continuing
   operations             14.6        7.6       16.7       15.4       16.7
  Interest and other, net  0.4        0.2       (0.1)       0.3        0.9
                         ------     ------     ------     ------     ------
  Income before tax       15.0        7.8       16.6       15.7       17.6
  Provision for income
   taxes                   5.1        2.9        6.1        5.8        6.8
                         ------     ------     ------     ------     ------
  Net income from
   continuing operations   9.9%       4.9%      10.5%       9.9%      10.8%
                         ======     ======     ======     ======     =======


COMPARISON OF FISCAL YEARS 2006, 2005 AND 2004

NET SALES

The Company's fiscal 2006 net sales of $55.7 million were up 11 percent or $5.4 million as compared to net sales in fiscal 2005. The increase in sales in 2006 resulted primarily from increased sales in both the Company's healthcare seating and multipurpose room furniture segments. For fiscal 2006, the multipurpose room furniture segment experienced a sales increase of 12 percent and the healthcare seating segment experienced sales growth of almost 4 percent. Within the multipurpose room furniture segment, chair sales accounted for most of the increase, as sales of this product line were 34 percent higher than the prior year. Table sales also increased by 4 percent. Other sales, consisting primarily of sales of portable partitions, lecterns, and carts, increased 11 percent. International sales for all product lines represented 15 percent of net sales for both fiscal 2006 and 2005.

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

GROSS PROFIT

Fiscal 2006 gross profit as a percentage of net sales increased to 35 percent from 33 percent in the prior fiscal year. Of this increase, approximately 2 percentage points were due to lower overhead costs associated primarily with the unsuccessful startup of the manufacturing operation for the Company's next generation table in the prior fiscal year and approximately 1 percentage point was due to an inventory charge in the prior fiscal year of $324,000 related to the decision to discontinue funding the next generation table project. No similar charge occurred in fiscal 2006. The gross margin increase was partially offset by approximately 1 percentage point in higher material costs at the Company's multipurpose room operations due to the higher volume of chair sales in the period. The Company also experienced higher material costs as a percentage of sales at the health care seating operations as compared to the prior year's comparative period.

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

OPERATING EXPENSES

For fiscal 2006, selling expenses were down at 14 percent of net sales as compared to 15 percent in the prior fiscal year. Actual expenses increased by $0.48 million, or 6 percent. Multipurpose room furniture selling costs increased by $0.46 million over the prior fiscal year. This increase resulted primarily from higher commission costs due to the higher sales volume. This increase was partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating operations increased by $0.02 million over the prior fiscal year.

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

General and administrative expenses were 4 percent of net sales in fiscal 2006, 2005 and 2004. Actual expenses increased by 2 percent or $0.03 million in fiscal 2006 over fiscal 2005. The increase was due to higher outside services, training and professional fees. This increase was partially offset by lower personnel costs.

Actual general and administrative expenses increased by 11 percent or $0.20 million in fiscal 2005 over fiscal 2004. The increase was due to the receipt in the prior year of a settlement in a legal suit as well as higher professional fees in the 2005 fiscal year. This increase was partially offset by lower insurance costs.

Research and development expenses were 3 percent of sales in fiscal 2006, 2005, and 2004. For fiscal 2006, actual spending increased by 37 percent, or $0.47 million, as compared to fiscal 2005. This increase was primarily due to higher personnel costs and prototyping costs related primarily to efforts to utilize the existing rotomolding equipment. This increase was partially offset by lower costs for outside services.

For fiscal 2005, actual research and development spending decreased by 9 percent, or $0.13 million, as compared to fiscal 2004. This decrease resulted mainly from lower costs for personnel at the Company's multipurpose room operations. This decrease was partially offset by increased spending at the Company's healthcare seating operations related to new products.

For fiscal 2005, the Company realized an impairment charge of $2.2 million related to the Company's decision to discontinue funding its next generation table. The Company realized an impairment on some of the assets involved in the project to reduce their carrying amounts to their estimated fair value. The fair value was determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company utilized an outside specialist to help establish the fair value of the assets. The impairment consisted of $2.0 million in impairment of fixed assets and $0.2 million in impairment of other intangible asset. No impairment charge occurred in fiscal 2006 or fiscal 2004.

OTHER INCOME/EXPENSE

Other income netted to $0.25 million in income in fiscal 2006. Investment income was $0.31 million, an increase of $0.14 million from the prior fiscal year due to a higher average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year as well as higher rates of return. Other expenses in fiscal 2006, which totaled $0.06 million, consisted of $0.05 million in realized foreign currency exchange losses and $0.02 million in net losses on asset disposals, partially offset by $0.01 million in other income.

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

MINORITY INTEREST

On September 30, 2004, the Company sold its 50 percent equity interest in a startup development company. During the preceding six months ended September 30, 2004, this startup development company realized a pre-tax net loss of $143,000. Since the Company consolidated this entity within its financial statements and eliminated the other owner's 50 percent interest in the net profits or losses, 50 percent of the loss, or $71,000, was eliminated as a minority interest. However, the $71,000 elimination amount exceeded the amount of minority interest represented by the other partner's capital contribution by $37,000. Consequently, for the year ended March 31, 2005, $37,000 was fully recognized, while $34,000, or $22,000 after-tax, was allocated to the minority interest. Since the Company sold its interest in the company in fiscal 2005, no minority interest was recognized in fiscal 2006.

For the year ended March 31, 2004, the startup development company realized a net loss of $249,000. Upon consolidation, 50 percent of the loss, or $125,000, was allocated to the minority interest. Tax effected, this amount nets to $79,000.

INCOME TAXES

Provision for income taxes was $2.81 million in fiscal 2006 as compared to $1.45 million in fiscal 2005 and $2.77 million in fiscal 2004. The effective tax rates for these years were 34 percent, 37 percent, and 37.2 percent, respectively. The reduction in effective rate for fiscal 2006 as compared to fiscal 2005 was due primarily to increases in tax exempt interest income, a research and development tax credit associated with the Company's healthcare seating operations, and benefits resulting from the implementation of the American Jobs Creation Act of 2004.

NET INCOME

For reasons stated above, the Company's net income for fiscal 2006 was $5.54 million, an increase of $3.07 million or 124 percent compared to fiscal 2005. For fiscal 2005, net income was $2.47 million, a decrease of $2.28 million or 48 percent compared to net income in fiscal 2004.

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

UNAUDITED QUARTERLY FINANCIAL INFORMATION:
(in thousands, except per share amounts)

                              Q1 2004     Q2 2004     Q3 2004     Q4 2004
                              -------     -------     -------     -------
  Net sales                   $11,562     $11,497     $11,199     $10,952
  Gross profit                  4,441       4,489       4,212       4,031
  Income before provision
   for income tax               2,026       2,070       1,836       1,508
  Net income from operations    1,262       1,303       1,146       1,042
  Basic earnings per share       0.31        0.32        0.28        0.25
  Diluted earnings per share     0.29        0.30        0.26        0.23


                              Q1 2005     Q2 2005     Q3 2005     Q4 2005
                              -------     -------     -------     -------
  Net sales                   $12,046     $13,378     $11,872     $12,976
  Gross profit                  4,141       4,602       4,005       3,987
  Income (loss) before
   provision for income tax     1,666       1,815       1,254        (840)
  Net income (loss) from
   operations                   1,071       1,140         795        (537)
  Basic earnings (loss)
   per share                     0.25        0.27        0.18       (0.12)
  Diluted earnings (loss)
   per share                     0.24        0.25        0.18       (0.12)


                              Q1 2006     Q2 2006     Q3 2006     Q4 2006
                              -------     -------     -------     -------
  Net sales                   $14,384     $14,053     $13,408     $13,856
  Gross profit                  5,319       5,124       4,546       4,765
  Income before provision for
   income tax                   2,380       2,188       1,720       2,064
  Net income from operations    1,518       1,445       1,199       1,379
  Basic earnings per share       0.36        0.35        0.29        0.34
  Diluted earnings per share     0.34        0.34        0.28        0.33

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $4.79 million at March 31, 2006 which compared to $3.94 million at
March 31, 2005.   In addition, the Company held available-for-sale securities which totaled $4.55 million at March 31, 2006 as compared to $7.15 million at March 31, 2005.

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

YEAR ENDED MARCH 31,                               2006               2005
                                               -----------        -----------
Net cash provided by operations                 $7,245,000         $6,364,000
Net sales (purchases) of available-for-sale
 securities                                      2,612,000         (6,113,000)
Purchases of property and equipment             (2,236,000)        (2,142,000)
Purchase of Versipanel                                -            (1,201,000)
Net proceeds from exercise of stock options
 and issuance of shares to the 401(k) plan       1,123,000            614,000
Purchase and retirement of common stock         (8,035,000)              -


The increase in cash and cash equivalents for fiscal 2006 as compared to fiscal 2005 was due primarily to cash from operations of $7.24 million, net sales of available-for-sale securities of $2.61 million, and the net proceeds related to the exercise of stock options of $1.12 million. This increase was partially offset by purchases of property and equipment of $2.24 million, and the purchase and retirement of common stock of $8.03 million.

Historically, the Company has financed its growth primarily through cash from operations. The Company's subsidiary, Broda Enterprises, has a line of credit. The limit on this facility is $0.86 million. As of March 31, 2006, no amount was drawn under this facility. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2006, management of the Company believes it was in full compliance with the loan covenants related to this credit facility.

The Company's material cash commitments at March 31, 2006 consisted primarily of current liabilities of $4.42 million to be paid from funds generated from operations. Current liabilities consisted of the following:



YEAR ENDED MARCH 31,                         2006                     2005
                                         -----------              -----------
Accounts payable                          $1,989,000               $1,736,000
Accrued payroll and payroll taxes          1,080,000                1,155,000
Accrued warranty                             470,000                  439,000
Deferred revenue                             492,000                  374,000
Income taxes payable                          88,000                  152,000
Other                                        297,000                  496,000
                                         -----------              -----------
Total current liabilities                 $4,416,000               $4,352,000
                                         ===========              ===========

The Company's contractual commitments consisted of two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $14,000 as of March 31, 2006) per month through August 2006. Management expects to renew these leases based upon similar terms. As of March 31, 2006, the Company had no operating leases with terms in excess of one year. At March 31, 2006, the Company also has fixed price commitments to purchase $321,000 in raw material inventory during the following year.

On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization by an additional 200,000 shares, bringing the total to 850,000 shares. As of March 31, 2006, 481,846 shares had been repurchased for $8.0 million. As of the date of this report, an additional 144,071 shares had been repurchased for $2.7 million. This brings the number of shares remaining in the authorization to 224,083. Additional repurchases will reduce the Company's liquidity.

The Company has recently purchased land for the construction of new facilities at both its multipurpose room furniture operations in Orem, Utah as well as its healthcare seating operations in Waterloo, Ontario, Canada. The Company anticipates capital expenditures during the coming year of approximately $4.5 million related to this construction. The Company currently anticipates funding these capital expenditures using any of existing cash reserves, available lines of credit as well as cash from operations.

The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company cannot guarantee that its working capital will be sufficient to support the Company's operations.
If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. The Company may not be capable of raising additional capital or the terms upon which such capital may be available to the Company may not be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At March 31, 2006, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.35 million. There is no assurance that such options will be exercised.

IMPACT OF INFLATION AND ENVIRONMENTAL REGULATIONS

During the fiscal year ended March 31, 2005, the Company experienced inflation on several of its raw materials including steel, plastic and wood. During the fiscal year ended March 31, 2006, the inflationary pressures continued, but at a reduced rate. However, transportation costs have continued to increased as fuel prices have increased. During these two fiscal years, the Company has implemented price increases on its products in response to these increases and has been able to recover part of its increased costs. However, the Company has been unable to fully maintain its previous margins. The Company plans to continue to implement these price increases and is hopeful to regain its previous position with respect to margins, but can give no assurance that it will be successful in doing so. The Company estimates that the effects of inflation on its material costs has been to increase the costs of materials as a percent of sales by less than one percentage point during the fiscal year ended March 31, 2006 as compared to the prior fiscal year. At the current time, pricing of the Company's raw materials has appeared generally to stabilize. However, significant increases in the price of raw materials could occur and have a material adverse impact on the Company's results of operations.

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

Forward-looking statements contained in this Annual Report on Form 10-K include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, liquidity and capital resources, and cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. These forward-looking statements relate to:

     - references to predicted increases in the institutional furniture and United States office furniture markets and the Company's belief of a rebound in the office furniture business;
     - statements regarding the contribution of fencing to the Company's sales growth, and the industry's growth;
     - statements regarding the Company's belief that it will be able to increase fence production and successfully enter the fence market;
     - statements regarding the Company's beliefs about economic pressures on the healthcare seating market and the multipurpose room furniture operations;
     - statements that the Company anticipates that its sales volumes during the first quarter of fiscal 2007 may increase by up to 10 percent as compared to the sales levels of the prior year's first quarter;

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

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

     - a repeated downturn in domestic and international economies and business conditions, specifically in the institutional furniture industry;
     -  war, terrorist acts, and threats of war and terrorist acts;
     -  increased competition in the Company's institutional furniture market;
     - loss of important customer contracts through increased price-based and product quality competition, especially in the Company's multipurpose room furniture segment;
     -  limited management and key employee resources;
     - declines in sales volumes and profit margins in the Company's multipurpose room furniture and healthcare seating businesses;
     - lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and healthcare seating operations, higher materials and labor costs, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets;
     - the Company's inability for any reason to develop new products and expand successfully into new markets;
     - the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices;
     - import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith;
     -  the Company's ability to maintain relatively low cost labor rates;
     - the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
     - increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason;
     - the Company's ability to refine and enhance the quality and productivity of its manufacturing process;
     - the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;

     - the Company's ability to retain and maintain relationships with key customers;
     - the availability of insurance funding or government reimbursement for the Company's healthcare seating products;
     - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products;
     - adverse regulatory developments in the healthcare industry affecting our healthcare seating business; and
     - other factors noted in "Item 1. Business-Risk Factors That May Affect Future Results of Operations."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the years ended March 31, 2006 and 2005, approximately 5 percent of the Company's net sales, 7 percent of the Company's cost of products sold, and 12 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. For the year ended March 31, 2004, approximately 7 percent of the Company's net sales, 7 percent of the Company's cost of products sold, and 14 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2006. The Company's healthcare chair operations have occasionally entered into forward contracts for specific U.S. dollar denominated accounts receivable. As of March 31, 2006, 2005, and 2004, no forward contracts were outstanding.

The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. The Company estimates that a 10 percent adverse change in foreign exchange rates could have reduced operating profit by as much as $145,000, $148,000 and $96,000 for the fiscal years ended March 31, 2006, 2005 and 2004. As mentioned above, this quantitative measure has inherent limitations and the sensitivity analysis disregards the possibility of other effects that may offset such adverse change.

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

Based on a review and discussions of the Company's 2006 audited consolidated financial statements with management and discussions with the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the Company's fiscal 2006 audited consolidated financial statements be included in the Company's Annual Report on Form 10-K. The Board of Directors concurred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Shareholders of MITY Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of MITY Enterprises, Inc. and subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MITY Enterprises, Inc. and subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

May 19, 2006

CONSOLIDATED BALANCE SHEETS

MARCH 31,                                      2006               2005
                                           ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                 $ 4,787,000        $ 3,940,000
  Available-for-sale securities               4,547,000          7,151,000
  Accounts receivable, less allowances
   of $140,000 and $147,000 at March 31,
   2006 and 2005, respectively                6,718,000          6,463,000
  Inventories                                 2,587,000          2,518,000
  Prepaid expenses and other current assets     655,000            311,000
  Deferred income tax assets                    402,000            701,000
                                           ------------       ------------
Total current assets                         19,696,000         21,084,000

Property and equipment, net                  12,485,000         11,714,000
Deferred income tax assets                      248,000            403,000
Goodwill                                      2,358,000          2,306,000
Notes receivable, net                            32,000            109,000
                                           ------------       ------------
                                            $34,819,000        $35,616,000
                                           ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $ 1,989,000        $ 1,736,000
  Accrued expenses and other current
   liabilities                                2,427,000          2,616,000
                                           ------------       ------------
Total current liabilities                     4,416,000          4,352,000

                                           ------------       ------------
Total liabilities                             4,416,000          4,352,000

Commitments and contingencies (Note 11)            -                  -

Stockholders' equity:
  Preferred stock, par value $.10 per
   share; authorized 3,000,000 shares;
   no shares issued and outstanding                -                  -
Common stock, par value $.01 per share;
  authorized 10,000,000 shares; issued
   and outstanding 3,990,303 shares at
   March 31, 2006 and 4,325,434 shares
   at March 31, 2005                             40,000             43,000
Additional paid-in capital                   12,244,000         12,208,000
Retained earnings                            17,247,000         18,337,000
Accumulated other comprehensive income          872,000            676,000
                                           ------------       ------------
Total stockholders' equity                   30,403,000         31,264,000
                                           ------------       ------------
                                            $34,819,000        $35,616,000
                                           ============       ============
       (See accompanying notes to consolidated financial statements)

<PAGE) 38


CONSOLIDATED STATEMENTS OF INCOME

YEAR ENDED MARCH 31,                  2006            2005            2004
                                  -----------     -----------     -----------
Net sales                         $55,701,000     $50,272,000     $45,210,000
Cost of products sold              35,947,000      33,537,000      28,037,000
                                  -----------     -----------     -----------
Gross profit                       19,754,000      16,735,000      17,173,000
Operating expenses:
  Selling                           7,903,000       7,427,000       6,452,000
  General and administrative        2,012,000       1,980,000       1,787,000
  Research and development          1,734,000       1,265,000       1,393,000
  Asset impairment                       -          2,226,000            -
                                  -----------     -----------     -----------
Total operating expenses           11,649,000      12,898,000       9,632,000


                                  -----------     -----------     -----------
Income from operations              8,105,000       3,837,000       7,541,000
Other income (expense):
  Investment income                   310,000         171,000          79,000
  Other                               (63,000)       (113,000)       (180,000)
                                  -----------     -----------     -----------
Total other income (expense), net     247,000          58,000        (101,000)
Income before provision for
  income taxes and minority
  interest                          8,352,000       3,895,000       7,440,000
Provision for income taxes          2,811,000       1,448,000       2,766,000
                                  -----------     -----------     -----------
Net income before minority
  interest                          5,541,000       2,447,000       4,674,000
Minority interest                        -             22,000          79,000
                                  -----------     -----------     -----------
Net income                        $ 5,541,000     $ 2,469,000     $ 4,753,000
                                  ===========     ===========     ===========
Basic earnings per share                $1.34           $0.57           $1.14
                                  ===========     ===========     ===========
Weighted average number of
 common shares - basic              4,124,189       4,296,525       4,157,081
                                  ===========     ===========     ===========
Diluted earnings per share              $1.30           $0.55           $1.09
                                  ===========     ===========     ===========
Weighted average number of
 common and common equivalent
 shares - diluted                   4,270,962       4,474,111       4,364,683
                                  ===========     ===========     ===========

       (See accompanying notes to consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                            Accumulated
                                                 Additional                       Other         Total
                                        Common      Paid-In     Retained  Comprehensive  Stockholders'
                                         Stock      Capital     Earnings    Income(Loss)       Equity
                                       -------  -----------  -----------  -------------   -----------
Balance at April 1, 2003               $41,000   $9,925,000  $11,376,000       $112,000   $21,454,000
Comprehensive income:
     Net income                                                4,753,000
     Unrealized gains on available-
          for-sale securities                                                     2,000
     Foreign currency translation                                               305,000
                                                                                          -----------
Total comprehensive income                                                                  5,060,000
Issuance of 166,493 shares of common
     stock from the exercise of options  2,000    1,076,000                                 1,078,000
Issuance of 7,916 shares of common
     stock to the Company's 401(k) plan             103,000                                   103,000
Purchase and retirement of 31,000
     shares of common stock                         (75,000)    (261,000)                    (336,000)
Tax benefit of employee stock options               440,000                                   440,000
                                       -------  -----------  -----------  -------------   -----------
Balance at March 31, 2004               43,000   11,469,000   15,868,000        419,000    27,799,000
Comprehensive income:
     Net income                                                2,469,000
     Unrealized losses on available-
          for-sale securities                                                   (12,000)
     Foreign currency translation                                               269,000
                                                                                          -----------
Total comprehensive income                                                                  2,726,000
Issuance of 63,189 shares of common
     stock from the exercise of options             555,000                                   555,000
Issuance of 3,655 shares of common
     stock to the Company's 401(k) plan              59,000                                    59,000
Tax benefit of employee stock options               125,000                                   125,000
                                       -------  -----------  -----------  -------------   -----------
Balance at March 31, 2005               43,000   12,208,000   18,337,000        676,000    31,264,000


Comprehensive income:
     Net income                                                5,541,000
     Unrealized gains on available-
          for-sale securities                                                     8,000
     Foreign currency translation                                               188,000
                                                                                          -----------
Total comprehensive income                                                                  5,737,000
Issuance of 159,983 shares of common
     stock from the exercise of options  2,000    1,385,000                                 1,387,000
Surrender of 17,224 shares of common
     stock for issuance of common stock
     from the exercise of options                  (327,000)                                 (327,000)
Issuance of 3,956 shares of common
     stock to the Company's 401(k) plan              63,000                                    63,000
Purchase and retirement of 481,846
     shares of common stock             (5,000)  (1,399,000)  (6,631,000)                  (8,035,000)
Tax benefit of employee stock options               314,000                                   314,000
                                       -------  -----------  -----------  -------------   -----------
Balance at March 31, 2006              $40,000  $12,244,000  $17,247,000       $872,000   $30,403,000
                                       =======   ==========  ===========  =============   ===========

                       (See accompanying notes to consolidated financial statements)


CONSOLIDATED STATEMENTS OF CASH FLOWS


YEAR ENDED MARCH 31,                      2006          2005          2004
                                      -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                            $ 5,541,000   $ 2,469,000   $ 4,753,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Asset impairment                          -        2,226,000          -
   Depreciation and amortization        1,474,000     1,830,000     1,634,000
   Deferred taxes                         456,000      (473,000)      383,000
   Loss (gain) on disposal of
    property and equipment                 29,000        (6,000)      114,000
   Tax benefit from exercise of
    stock options                         314,000       125,000       440,000
   Changes in assets and liabilities:
    Accounts receivable                  (180,000)     (652,000)   (1,667,000)
    Inventories                           (43,000)      (88,000)     (913,000)
    Tax receivable                           -          784,000       508,000
    Prepaid expenses and other current
     assets                              (341,000)      107,000      (194,000)
    Accounts payable                      194,000      (420,000)     (137,000)
    Accrued expenses and other current
     liabilities                         (199,000)      462,000       373,000
                                      -----------   -----------   -----------
Net cash provided by operating
 activities                             7,245,000     6,364,000     5,294,000
                                      -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale
 securities                            (4,664,000)   (7,591,000)   (1,463,000)
Sales and maturities of available-
 for-sale securities                    7,276,000     1,478,000     2,750,000
Proceeds from sale of property and
 equipment                                 32,000        85,000         1,000
Purchases of property and equipment    (2,236,000)   (2,142,000)   (3,270,000)
Purchase of Versipanel                       -       (1,201,000)         -
Decrease (increase) in notes receivable    77,000       (30,000)       87,000
                                      -----------   -----------   -----------
Net cash provided by (used in)
 investing activities                     485,000    (9,401,000)   (1,895,000)
                                      -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from exercise of stock
 options and issuance of shares to
 the 401(k) plan                        1,123,000       614,000     1,181,000
Minority interest                            -          (34,000)      (91,000)
Purchase and retirement of common
 stock                                 (8,035,000)         -         (336,000)
                                      -----------   -----------   -----------
Net cash provided by (used in)
 financing activities                  (6,912,000)      580,000       754,000
                                      -----------   -----------   -----------
Effect of exchange rate changes on cash    29,000        15,000        26,000
                                      -----------   -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                         847,000    (2,442,000)    4,179,000
                                      -----------   -----------   -----------
Cash and cash equivalents at
 beginning of year                      3,940,000     6,382,000     2,203,000
                                      -----------   -----------   -----------
Cash and cash equivalents at end of
 year                                 $ 4,787,000   $ 3,940,000   $ 6,382,000
                                      ===========   ===========   ===========
                                                                  (continued)

       (See accompanying notes to consolidated financial statements)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


YEAR ENDED MARCH 31,                      2006          2005          2004
                                      -----------   -----------   -----------
Cash paid during the year for
 income taxes                         $ 2,358,000   $   772,000   $ 1,701,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

As of March 31, 2006, $45,000 of additions to property and equipment were accrued as accounts payable.

During the year ended March 31, 2006, 17,224 matured shares (i.e. shares owned for more than six months) of the Company's common stock with a value of approximately $327,000 were surrendered in exchange for the exercise of stock options.

In April of 2004, the Company purchased the assets of Versipanel LLC for $1,201,000. In conjunction with the acquisition, liabilities were assumed as follows:

          Fair value of assets acquired           $   219,000
          Cost in excess of fair value of
            assets (goodwill)                       1,085,000
          Cash paid for assets                     (1,201,000)
                                                  -----------
          Liabilities assumed                     $   103,000
                                                  ===========




                                                       (concluded)

       (See accompanying notes to consolidated financial statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each of the three years in the period ended March 31, 2006


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MITY Enterprises, Inc. (the Company) designs and manufactures multipurpose room furniture, healthcare seating and fencing and markets these products in niche markets. In addition, the Company continues to pursue acquisitions of product lines or companies that will be complementary to the Company's businesses. The Company markets its products throughout the United States, Canada and in certain foreign countries.

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

AVAILABLE-FOR-SALE SECURITIES
Debt securities, which consist of corporate bonds and government agency securities, are classified as available-for-sale and are recorded at their fair value. When the fair value of available-for-sale securities differs from the amortized cost, the resulting unrealized gain or loss is recorded as a component of comprehensive income. The amortization of premiums and discounts on debt securities in this category are included in investment income and reflected in the net carrying amount of the debt securities. The cost of securities sold during the period is based on the specific identification method. Interest on securities in this category are included in investment income. As of March 31, 2006 and 2005, the Company had unrealized holding losses on available-for-sale securities of $6,000 and $19,000, respectively. These losses were related to fluctuations in interest rates and are not considered to be other than temporary losses.

The contractual maturities of the available-for-sale securities held are summarized below:

MARCH 31,                         2006                         2005
                       --------------------------  --------------------------
                       Amortized Cost  Fair Value  Amortized Cost  Fair Value
                       --------------  ----------  --------------  ----------
Due in one year or less  $2,703,000    $2,697,000    $1,950,000    $1,942,000

Due after one through
 five years                 250,000       250,000     2,220,000     2,209,000

Due after five through
 ten years                     -             -             -             -

Due after ten years       1,600,000     1,600,000     3,000,000     3,000,000
                       --------------  ----------  --------------  ----------
                         $4,553,000    $4,547,000    $7,170,000    $7,151,000
                       ==============  ==========  ==============  ==========

These available-for-sale securities consisted of the following (at fair value):
                                           Gross       Gross
MARCH 31, 2006              Amortized   Unrealized  Unrealized     Fair
                              Cost         Gains       Losses      Value
                           ----------   ----------  ----------  ----------
U.S. government securities $1,370,000        -        $ 3,000   $1,367,000

Corporate notes             1,333,000        -          3,000    1,330,000

Auction preferred stock       200,000        -           -         200,000

Auction rate notes          1,650,000        -           -       1,650,000
                           ----------   ----------  ----------  ----------
Balance at end of period   $4,553,000        -        $ 6,000   $4,547,000
                           ==========   ==========  ==========  ==========

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
                           ==========   ==========  ==========  ==========

Investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2006 and 2005 were not significant. For the years ended March 31, 2006 and 2005, proceeds from the sale of securities available-for-sale amounted to $7,276,000 and $1,478,000, respectively. Gross realized gains amounted to $8,000 and $0 for the years ended March 31, 2006 and 2005, respectively. There were no gross realized losses for the years ended March 31, 2006 and 2005.

INVENTORIES
Inventories are stated at the lower of cost, on a first in, first out basis, or market. The Company has established a reserve on this inventory of $225,000 and $372,000 as of March 31, 2006 and 2005, respectively (See Note 4, Impairment of Assets).

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


GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reviews annually the carrying value of its goodwill and other intangible assets during the first quarter of each fiscal year. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel and the other intangible asset was represented by intellectual property related to certain rights the Company obtained to utilize new technology in its next generation table product development efforts. During the quarter ended June 30, 2005, the Company reviewed the goodwill related to the Broda and Versipanel acquisitions and determined that there was no impairment. This review is performed using estimates of future cash flows. If the carrying value of the intangible asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. During the prior fiscal year, the board of directors in January 2005 decided to discontinue the next generation table project, resulting in the full impairment of the other intangible assets related to intellectual property. This resulted in an impairment charge of $227,000 related to the other intangible assets in the March 31, 2005 quarter (See Note 4, Impairment of Assets).

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

SHIPPING COSTS
In accordance with Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company classifies shipping costs billed to customers as revenue.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Available-for-sale securities are carried at fair value. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, notes receivable, and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

INCOME TAXES
The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. The undistributed earnings of the Canadian operation are permanently reinvested.

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

YEAR ENDED MARCH 31,                  2006            2005            2004
                                  -----------     -----------     -----------
  Net income:
    As reported                   $ 5,541,000     $ 2,469,000     $ 4,753,000
    Deduct stock-based employee
     compensation expense
     determined under the
     fair-value based method,
     net of related tax effects       241,000         254,000         156,000
                                  -----------     -----------     -----------
    Pro forma                     $ 5,300,000     $ 2,215,000     $ 4,597,000
                                  ===========     ===========     ===========
   Earnings per share - basic:
    As reported                         $1.34           $0.57           $1.14
    Pro forma                           $1.29           $0.52           $1.11

   Earnings per share - diluted:
    As reported                         $1.30           $0.55           $1.09
    Pro forma                           $1.24           $0.49           $1.05

USE OF ESTIMATES
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates subject to change include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, goodwill and intangible assets, reserve on notes receivable, litigation reserves, and valuation of the assets related to its discontinued next generation table line (see Note 4, Impairment of Assets). Actual results could differ from these estimates.

LONG-LIVED ASSETS
The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that all long-lived assets to be disposed of by sale be carried at the lower of carrying amount or fair value less cost to sell, and that depreciation cease to be recorded on such assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed of. Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company has impaired certain long-term assets during the quarter ended March 31, 2005. This resulted in an impairment charge of $2.2 million, including $2.0 million related to fixed assets and $0.2 million related to other intangible assets (See Note 4, Impairment of Assets). There were no additional long-lived assets which were considered impaired as of March 31, 2006.

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


YEAR ENDED MARCH 31,                        2006        2005        2004
                                          --------    --------    --------
Balance at beginning of period            $439,000    $415,000    $365,000

Accruals for warranties issued during
 the period                                900,000     661,000     669,000

Settlements made during the period        (869,000)   (637,000)   (619,000)
                                          --------    --------    --------
Balance at end of period                  $470,000    $439,000    $415,000
                                          ========    ========    ========

FOREIGN CURRENCY EFFECTS
The financial statements of the Company's foreign subsidiary is measured using the Canadian dollar as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive income as a separate component of stockholders' equity. The Company also recognizes foreign currency gains and losses for transactions related to its foreign subsidiary as well as note payments from its Australian dealer.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. Patent expenses, including legal expenses, are expensed in the period in which they are incurred and are generally not significant. Patent expenses are included in research and development expenses in our consolidated statements of income.

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


YEAR ENDED MARCH 31,                      2006          2005          2004
                                      -----------   -----------   -----------
Numerator:
  Net income                          $ 5,541,000   $ 2,469,000   $ 4,753,000
                                      ===========   ===========   ===========
Denominator:
  Weighted average shares outstanding:
    Basic                               4,124,189     4,296,525     4,157,081
    Employee stock options and other      146,773       177,586       207,602
                                      -----------   -----------   -----------
    Diluted                             4,270,962     4,474,111     4,364,683
                                      ===========   ===========   ===========
Earnings per common share:
    Basic                                   $1.34         $0.57         $1.14
    Diluted                                 $1.30         $0.55         $1.09

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

SFAS No. 123R, as amended by the Securities Exchange Commission, will be effective for the Company's first quarter in its fiscal year beginning April 1, 2006, and requires the use of the Modified Prospective Application Method. Under this method, SFAS No. 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS No. 123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS No. 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS No. 123. The Company anticipates using the Modified Prospective Application Method.

The Company has not yet quantified the effects of the adoption of SFAS No. 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above. Although such pro forma effects of applying original SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS No. 123R.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", (FIN No. 46) an interpretation of ARB No. 51.
FIN No. 46, as amended, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have an interest in any variable interest entity and therefore the adoption of FIN No. 46 did not impact the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning August 1, 2003. The adoption of SFAS No. 150 did not have an impact on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the consolidated financial statements.

2.  INVENTORIES

Inventories consisted of the following:


MARCH 31,                                  2006            2005
                                       -----------     -----------
   Materials and supplies              $ 1,730,000     $ 1,522,000
   Work-in-progress                        174,000         161,000
   Finished goods                          683,000         835,000
                                       -----------     -----------
                                       $ 2,587,000     $ 2,518,000
                                       ===========     ===========

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

MARCH 31,                                  2006            2005
                                       -----------     -----------
  Land and improvements                $ 2,710,000     $ 2,179,000
  Machinery and equipment                9,274,000       7,994,000
  Furniture and fixtures                 2,304,000       2,279,000
  Leasehold improvements                 1,013,000         960,000
  Building and improvements              6,818,000       6,818,000
                                       -----------     -----------
                                       $22,119,000     $20,230,000
Less accumulated depreciation and
  amortization                          (9,634,000)     (8,516,000)
                                       -----------     -----------
                                       $12,485,000     $11,714,000
                                       ===========     ===========

4.  IMPAIRMENT OF ASSETS

During a meeting of the Company's board of directors on January 25, 2005, the board decided to discontinue funding the Company's initiative to develop its next generation table. The decision was made based on the difficulties encountered and additional expenses required to achieve a consistent, repeatable manufacturing process. At this time, the decision was also made to redirect some of the resources previously focused on the next generation table project towards using the same technology and equipment for other products that do not require the same level of precision as tables. Currently, the Company is using these assets for the production of its new fence product line.

As a result, during the quarter ending March 31, 2005, in accordance with SFAS No. 144, the Company realized an impairment on some of the assets involved in that project to reduce their carrying amounts to their estimated fair value. As per SFAS No. 144, the fair value was determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company utilized an outside specialist to establish the fair value of the assets. The impairment totaled $2,226,000 and consisted of $1,999,000 in impairment of fixed assets and $227,000 in impairment of other intangible asset.

In connection with the decision to discontinue the next generation table line, it was determined that the value of the inventory associated with the project was less than its cost. So, in accordance with Accounting Research Bulletin 43 (ARB 43), this inventory was revalued at market value through a reserve which resulted in an adjustment down in the value of inventory of $324,000. This charge was included in the cost of products sold.

The fair value of the assets previously associated with the next generation table project that were redirected on other processes as of March 31, 2005, consisted of $2,528,000 in building, $1,045,000 for equipment, and $272,000 in inventory. The Company believes that it will be able to fully realize the value of these assets.

5.  NOTES RECEIVABLE AND INVESTMENT IN SUBSIDIARY

In 2002, the Company acquired a 50 percent interest in a startup development company. On September 30, 2004, the Company sold its 50 percent equity ownership interest in the startup development company to the other 50 percent owner. The Company exchanged its ownership interest for an exclusive license for furniture products and selected other products, release of all royalty obligations on existing and future products, and other considerations. The Company retained most of the tangible assets and liabilities of the startup development company including cash, inventory, fixed assets, and accounts payable. Due to the decision by the board of directors in January 2005 to discontinue funding the Company's initiative to develop its next generation table, the Company impaired certain of the remaining assets (See Note 4, Impairment of Assets).

During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $8,000 (US$) and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has a reserve of $0 and $20,000, for this note receivable as of March 31, 2006 and 2005, respectively. At March 31, 2006 and 2005, the gross value of this note receivable was $80,000 and $159,000, respectively. At March 31, 2005, $64,000 was the current portion of this note receivable, which is included in prepaid expenses and other current assets. As of March 31, 2006, the dealer was current on payments on this note receivable. The Company has another note receivable for $26,000, of which $10,000 is current.


6.  LINE OF CREDIT

The Company's wholly-owned subsidiary, Broda Enterprises, had a line of credit, bearing interest at Canadian prime (5.50 percent at March 31, 2006) which is secured by a General Security Agreement, an assignment of insurance and guarantees by the Company. The limit on this line is $857,000 (US$). At March 31, 2006 and 2005, no balance was outstanding. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2006, management of the Company believes it was in full compliance with the loan covenants related to this credit facility.

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

MARCH 31,                                  2006            2005
                                       -----------     -----------
  Accrued payroll and payroll taxes    $ 1,080,000     $ 1,155,000
  Accrued warranty                         470,000         439,000
  Deferred revenue                         492,000         374,000
  Tax payable                               88,000         152,000
  Other                                    297,000         496,000
                                       -----------     -----------
                                       $ 2,427,000     $ 2,616,000
                                       ===========     ===========

8.  COMMON STOCK OPTIONS

At March 31, 2006, the Company has two stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan and 900,000 shares of common stock for issuance under the 1997 Plan. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on the Nasdaq Stock Exchange except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:


                                           Number            Weighted Average
                                        of Options            Exercise Price
                                         ---------               ---------
Outstanding at April 1, 2003              628,748                  $ 8.43

  Granted                                 115,000                   17.02
  Exercised                              (166,493)                   6.47
  Forfeited                               (13,893)                  11.23
                                         ---------               ---------
Outstanding at March 31, 2004             563,362                   10.70

  Granted                                  58,499                   14.92
  Exercised                               (63,189)                   8.78
  Forfeited                               (13,844)                  14.64
                                         ---------               ---------
Outstanding at March 31, 2005             544,828                   11.27

  Granted                                       0                     -
  Exercised                              (159,983)                   8.67
  Forfeited                                (9,474)                  15.14
                                         ---------               ---------
Outstanding at March 31, 2006             375,371                  $12.28
                                         =========               =========

Options exercisable at March 31, 2006, 2005 and 2004 were 296,729, 405,679, and 387,138, respectively. Options vest over a one- to four-year period and are generally exercisable over ten-years.

The following table summarizes the combined information of the 1990 and 1997 Plans' options outstanding at March 31, 2006:

                 Options Outstanding                    Options Exercisable
    -------------------------------------------------   --------------------
                                Weighted
                                 Average
     Range of                  Remaining    Weighted                Weighted
     Exercise       Number    Contractual    Average       Number    Average
     Prices      Outstanding      Life      Exercise     Exercis-   Exercise
                              (in years)       Price         able      Price
 -------------   -----------  -----------   --------     --------   --------
  $6.78-$8.20         91,375      4.45       $  6.98       91,375    $  6.98
   9.70-11.75         94,726      3.52         10.22       93,026      10.21
  12.10-12.15         20,518      6.84         12.12       18,018      12.13
  12.96-15.50         79,118      7.46         14.73       47,466      14.95
  16.55-17.90         89,634      8.10         17.75       46,844      17.81
 -------------   -----------  -----------   --------     --------   --------
 $6.78-$17.90        375,371      5.85       $ 12.28      296,729    $ 11.29
 =============    ========== ============   ========     ========   ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: expected volatility of 41 percent and 44 percent, risk free interest rates of 3.31 percent and 2.24 percent, and expected lives of one to four years. Under SFAS No. 148, the weighted average fair value per share of options issued during the years ended March 31, 2005, and 2004 was $4.72, and $6.00, respectively. No options were granted during the year ended March 31, 2006.

9.  EMPLOYEE BENEFIT PLANS

In January 1995, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amounts contributed to the plan for the years ended March 31, 2006, 2005 and 2004 were $150,000, $125,000, and $107,000, respectively.

In October 1996, the Board of Directors reserved up to 37,500 shares of MITY Enterprises common stock to be issued under the provisions of the 401(k) plan. An additional 50,000 shares of common stock were reserved in January 2000 and an additional 100,000 shares of common stock were reserved in March 2002. Shares are issued to the plan on a quarterly basis. The amounts issued to the plan in MITY Enterprises common stock for the years ended March 31, 2006, 2005 and 2004 were $63,000, $60,000, and $103,000, respectively. As of March 31,
2006, 131,457 shares had been issued under the provisions of the plan.

10.  INCOME TAXES

Income tax expense from operations consisted of the following components:



YEAR ENDED MARCH 31,    2006            2005            2004
                    -----------     -----------     -----------
 Current:
   Federal          $ 1,663,000     $ 1,392,000     $ 1,708,000
   State                295,000         211,000         244,000
   Foreign              399,000         318,000         431,000
                    -----------     -----------     -----------
 Total current        2,357,000       1,921,000       2,383,000
                    -----------     -----------     -----------
 Deferred:
   Federal              405,000        (430,000)        359,000
   State                 28,000         (42,000)         35,000
   Foreign               21,000          (1,000)        (11,000)
                    -----------     -----------     -----------
 Total deferred         454,000        (473,000)        383,000
                    -----------     -----------     -----------
                    $ 2,811,000     $ 1,448,000     $ 2,766,000
                    ===========     ===========     ===========

The amount of the Company's foreign pre-tax income for the years ended March 31, 2006, 2005 and 2004 was $1,268,000, $834,000, and $361,000, respectively.

The tax provisions for continuing operations were at effective rates as follows:



YEAR ENDED MARCH 31,              2006       2005       2004
                                 ------     ------     ------
 Federal statutory tax rates      34.0%      34.0%      34.0%
 State / provincial income taxes,
   net of federal benefit          3.9        3.3        3.3
 Deduction related to domestic
   production activities          (1.0)        -          -
 Meals and entertainment           0.2        0.4        0.2
 Foreign sales                    (0.6)      (0.6)      (0.5)
 Tax exempt interest income       (0.4)      (0.1)        -
 Research and development tax
   credit                         (0.8)        -          -
 Other                            (1.6)       0.2        0.2
                                 ------     ------     ------
                                  33.7%      37.2%      37.2%
                                 ======     ======     ======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:



MARCH 31,                      2006                 2005
                         Current  Long Term   Current  Long Term
                        --------  ---------  --------  ---------
Deferred tax assets:
 Allowance for doubtful
  accounts              $ 45,000             $ 55,000
 Inventory                86,000              134,000
 Vacation accrual         71,000               60,000
 Warranty reserve and
  accrual                175,000              196,000
 Discontinued operations  22,000               77,000
 Net operating loss
  carryforward                                105,000
 AMT credit                        $ 30,000              $30,000
 Depreciation and
  amortization                      273,000              373,000
 Other accruals            3,000               74,000
                        --------  ---------  --------  ---------
 Total                   402,000    303,000   701,000    403,000
Deferred tax liabilities:
 Goodwill                           (55,000)
                        --------  ---------  --------  ---------
Net deferred tax asset  $402,000   $248,000  $701,000   $403,000
                        ========  =========  ========  =========

At March 31, 2006, the Company had utilized all of its previously held consolidated net operating loss carryforwards for federal income tax purposes.

11.  COMMITMENTS AND CONTINGENCIES

The Company leases two buildings in its Waterloo, Ontario, Canada location under an operating lease which expires in August 2006. The current agreement requires lease payments of $16,000 Canadian (approximately US $14,000) per month through August 2006. Management expects to renew these leases based on similar terms.

Total rent expense was $187,000, $147,000, and $132,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

At March 31, 2006, the Company has fixed price commitments to purchase $321,000 in raw materials inventory.

The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material affect on the consolidated financial statements.

12.  BUSINESS SEGMENT INFORMATION

Management currently views the Company as being two business segments: multipurpose room furniture and healthcare seating. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment includes all of the Company's foreign-based sales. Corporate and fence related assets and expenditures are include in the multipurpose room furniture segment. During the year ended March 31, 2006, sales volumes and other metrics of the corporate and fence related assets were not significant enough for their classification as separate segments.

Reportable segment data reconciled to the consolidated financial statements for the fiscal years ended March 31, 2006, 2005 and 2004 is as follows:


FISCAL YEAR ENDED MARCH 31,    2006         2005         2004
                           -----------  -----------  -----------
Net sales:
 Multipurpose room
  furniture                $48,201,000  $43,040,000  $39,002,000
 Healthcare seating          7,500,000    7,232,000    6,208,000
                           -----------  -----------  -----------
                           $55,701,000  $50,272,000  $45,210,000
                           ===========  ===========  ===========
Income from operations:
 Multipurpose room
  furniture                $ 6,657,000  $ 2,332,000  $ 6,238,000
 Healthcare seating          1,448,000    1,505,000    1,303,000
                           -----------  -----------  -----------
                           $ 8,105,000  $ 3,837,000  $ 7,541,000
                           ===========  ===========  ===========
Depreciation & amortization
 expense:
 Multipurpose room
  furniture                $ 1,299,000  $ 1,661,000  $ 1,502,000
 Healthcare seating            175,000      169,000      132,000
                           -----------  -----------  -----------
                           $ 1,474,000  $ 1,830,000  $ 1,634,000
                           ===========  ===========  ===========
Capital expenditures, net:
 Multipurpose room
  furniture                $ 1,893,000  $ 1,900,000  $ 3,101,000
 Healthcare seating            343,000      242,000      169,000
                           -----------  -----------  -----------
                           $ 2,236,000  $ 2,142,000  $ 3,270,000
                           ===========  ===========  ===========

MARCH 31,                              2006          2005
                                    -----------   -----------
Total assets:
 Multipurpose room furniture        $28,735,000   $30,626,000
 Healthcare seating                   6,084,000     4,990,000
                                    -----------   -----------
                                    $34,819,000   $35,616,000
                                    ===========   ===========

13.  ACQUISITION

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

The unaudited pro forma results of operations of the Company for the year ended March 31, 2005 and 2004 (assuming the acquisition of Versipanel had occurred as of April 1, 2003) are as follows:


FISCAL YEAR ENDED MARCH 31,      2005            2004
                             -----------     -----------
 Net sales                   $50,272,000     $46,689,000
 Net income                    2,476,000       4,863,000
 Basic earnings per share          $0.58           $1.17
 Diluted earnings per share        $0.55           $1.11


14.  SUBSEQUENT EVENT

Pursuant to the Company's stock repurchase plan, on May 10, 2006, the Company repurchased 144,071 shares of the Company's common stock at a price of $18.50 per share. On May 18, 2006, the Company's board of directors increased the share authorization in the buyback plan by 200,000 shares. This brings the total shares authorized in the plan to be repurchased to 850,000 shares, with 224,083 remaining in the authorization.

Subsequent to the year ended March 31, 2006, the Company purchased approximately 4 acres in Waterloo, Ontario, Canada for $570,000. The Company intends to construct a new facility during the upcoming fiscal year and will relocate its healthcare seating operations to that facility.

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

Changes in internal control over financial reporting. During the most recent fiscal quarter ended March 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          None to report.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled "Nominees" and "Directors and Executive Officers."


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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section of the Company's Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled "Security Ownership of Management and Others."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled "Executive Compensation" and "Certain Transactions."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections of the Company's Proxy Statement filed in connection with its 2006 Annual Meeting of Stockholders entitled "Auditor's Fees."

                            PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a) The following documents are filed as part of this report:
       (1) All financial statements: See consolidated financial statement index shown on page 29.
       (2) Financial statement schedule: Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2006
       (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below


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

10.10*
Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Gregory L. Wilson incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.11*
Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Stanley L. Pool incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.


10.12*

Employment Agreement with attached Proprietary Information Agreement dated effective as of May 21, 1993 between Registrant and Kenneth A. Law incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.13*
Employment Agreement with attached Proprietary Information Agreement dated effective as of February 16, 1994 between Registrant and Brent Bonham incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.14*
Employment Agreement with attached Proprietary Information Agreement dated effective as of February 16, 1994 between Registrant and Bradley T Nielson incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

10.15*
1990 Stock Option Plan, as amended and Form of Stock Option Agreements incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form SB-2, Reg. No. 33-76758-D.

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

10.35*
Form of Employment Agreement between the Company and its Executive Officers incorporated by reference to the referenced exhibit number to the Company's Form 10-K for the year ended March 31, 2001.

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


* These items represent a management contract or compensatory plan.

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



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
  Shareholders of Mity Enterprises, Inc.:

We have audited the consolidated financial statements of MITY Enterprises, Inc. and subsidiaries (the "Company") as of March 31, 2006 and 2005, and for each of the three years in the period ended March 31, 2006, and have issued our report thereon dated May 19, 2006; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Salt Lake City, Utah
May 19, 2006

               MITY ENTERPRISES, INC. AND SUBSIDIARIES
           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          FOR THE YEARS ENDED MARCH 31, 2006, 2005 AND 2004

                                Additions/
                                (Reductions)
                                Charged
                    Balance     or Credited
                    at          to Costs    Deductions Balance
                    Beginning   and         from       at End
                    of Period   Expenses    Reserves   of Period
                    ----------  ---------   --------   ---------
ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:
 March 31, 2006      $ 147,000  $  41,000  $  48,000  $ 140,000
 March 31, 2005        168,000     24,000     45,000    147,000
 March 31, 2004        140,000     91,000     63,000    168,000


INVENTORY RESERVES:

Year ended:
 March 31, 2006      $ 372,000  $  25,000  $ 172,000  $ 225,000
 March 31, 2005         31,000    341,000       -       372,000
 March 31, 2004         28,000      3,000       -        31,000


RESERVES ON NOTES RECEIVABLE

Year Ended:
 March 31, 2006      $  20,000  $ (20,000)      -          -
 March 31, 2005        150,000   (140,000)  $ 10,000  $  20,000
 March 31, 2004        180,000    (30,000)      -       150,000


ACCRUED WARRANTY

Year Ended:
 March 31, 2006      $ 439,000  $ 900,000  $(869,000) $ 470,000
 March 31, 2005        415,000    661,000   (637,000)   439,000
 March 31, 2004        365,000    669,000   (619,000)   415,000

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MITY ENTERPRISES, INC.

                                By:/s/ Bradley T Nielson
                                   ----------------------------------
                                   Bradley T Nielson, President,
                                   Chief Executive Officer
                                Date: May 23, 2006



     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 SIGNATURE                    TITLE                    DATE
 ---------                    -----                    ----

/s/ Gregory L. Wilson    Chairman of the Board and  May 23, 2006
----------------------   Director
Gregory L. Wilson


/s/ Bradley T Nielson    President and Chief        May 23, 2006
----------------------   Executive Officer
Bradley T Nielson        (Principal Executive Officer)


/s/ Paul R. Killpack     Chief Financial Officer    May 23, 2006
----------------------   (Principal Financial and
Paul R. Killpack         Accounting Officer)


/s/ Ralph E. Crump       Director                   May 23, 2006
----------------------
Ralph E. Crump


/s/ Peter Najar          Director                   May 23, 2006
----------------------
Peter Najar


/s/ C. Lewis Wilson      Director                   May 23, 2006
----------------------
C. Lewis Wilson


/s/ Hal B. Heaton        Director                   May 23, 2006
----------------------
Hal B. Heaton