Form 10-Q
period 2006-06-30
MITY ENTERPRISES INC
filed 2006-08-01
CIK 921030

 ----------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549
          -------------------------------------------------------------

                                  Form 10-Q
(Mark One)
           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2006

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to

                        Commission file number 0-23898
         -------------------------------------------------------------

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

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)
           -------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer " in Rule 12b-2 of the Exchange
Act. (Check one): Large accelerated filer        Accelerated filer
Non-accelerated filer   X
     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x

     There were 3,713,702 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 28, 2006.

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                   JUNE 30,        MARCH 31,
                                                     2006            2006
ASSETS                                            -----------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . $ 2,401,000     $ 4,787,000
  Available-for-sale securities . . . . . . . . .   2,504,000       4,547,000
  Accounts receivable, less allowances of
    $145,000 at June 30, 2006 and
    $140,000 at March 31, 2006. . . . . . . . . .   7,101,000       6,718,000
  Inventories . . . . . . . . . . . . . . . . . .   3,649,000       2,587,000
  Prepaid expenses and other current assets . . .     575,000         655,000
  Deferred income tax assets. . . . . . . . . . .     348,000         402,000
                                                  -----------     -----------
Total current assets. . . . . . . . . . . . . . .  16,578,000      19,696,000
Property and equipment, net . . . . . . . . . . .  12,930,000      12,485,000
Deferred income tax assets. . . . . . . . . . . .     276,000         248,000
Goodwill, net . . . . . . . . . . . . . . . . . .   2,412,000       2,358,000
Notes receivable, net . . . . . . . . . . . . . .      17,000          32,000
                                                  -----------     -----------
Total assets. . . . . . . . . . . . . . . . . . . $32,213,000     $34,819,000
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . $ 2,490,000     $ 1,989,000
 Accrued expenses and other current liabilities .   2,982,000       2,427,000
                                                  -----------     -----------
Total current liabilities . . . . . . . . . . . .   5,472,000       4,416,000

Commitments and contingencies . . . . . . . . . .        --              --
Stockholders' equity:
    Preferred stock, par value $.10 per share;
      authorized 3,000,000 shares; no shares
      issued and outstanding. . . . . . . . . . .        --              --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding 3,712,666 at June 30, 2006
      and 3,990,303 at March 31, 2006 . . . . . .      37,000          40,000
    Additional paid-in capital. . . . . . . . . .  11,528,000      12,244,000
    Retained earnings . . . . . . . . . . . . . .  14,081,000      17,247,000
    Accumulated other comprehensive income. . . .   1,095,000         872,000
                                                  -----------     -----------
  Total stockholders' equity. . . . . . . . . . .  26,741,000      30,403,000
                                                  -----------     -----------
Total liabilities and stockholders' equity. . . . $32,213,000     $34,819,000
                                                  ===========     ===========



         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2006           2005
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $14,702,000    $14,384,000
Cost of products sold . . . . . . . . . . . . . .    9,649,000      9,065,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    5,053,000      5,319,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    2,098,000      1,956,000
  General and administrative. . . . . . . . . . .      634,000        704,000
  Research and development. . . . . . . . . . . .      399,000        385,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    3,131,000      3,045,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    1,922,000      2,274,000
Other income
  Interest income . . . . . . . . . . . . . . . .       77,000         73,000
  Other . . . . . . . . . . . . . . . . . . . . .      (77,000)        33,000
Total other income, net . . . . . . . . . . . . .         -           106,000
                                                   -----------    -----------
Income before provision for income taxes. . . . .    1,922,000      2,380,000
Provision for income taxes. . . . . . . . . . . .      653,000        862,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,269,000    $ 1,518,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.33    $      0.36
                                                   ===========    ===========
Weighted average number of common shares - basic.    3,870,136      4,273,517
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.32    $      0.34
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    3,994,336      4,438,701
                                                   ===========    ===========




         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2006           2005
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 1,269,000    $ 1,518,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       410,000        367,000
    Deferred taxes . . . . . . . . . . . . . . .        26,000         89,000
    Tax benefit from exercise of stock options .         7,000         22,000
    Stock-based compensation . . . . . . . . . .        56,000           -
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .      (288,000)      (661,000)
      Inventories. . . . . . . . . . . . . . . .    (1,040,000)      (300,000)
      Prepaid expenses and other current assets.       (63,000)      (248,000)
      Accounts payable . . . . . . . . . . . . .       486,000        405,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       693,000        881,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     1,556,000      2,073,000
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .      (781,000)    (1,560,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     2,824,000      3,755,000
Decrease in notes receivable . . . . . . . . . .        15,000         17,000
Purchases of property and equipment. . . . . . .      (813,000)      (118,000)
                                                   -----------    -----------
Net cash provided by investing activities. . . .     1,245,000      2,094,000
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .        96,000        236,000
Purchases and retirement of common stock . . . .    (5,314,000)    (4,568,000)
                                                   -----------    -----------
Net cash used in financing activities. . . . . .    (5,218,000)    (4,332,000)
                                                   -----------    -----------

Effect of exchange rate changes on cash. . . . .        31,000         (2,000)
                                                   -----------    -----------
Net decrease in cash and cash equivalents. . . .    (2,386,000)      (167,000)

Cash and cash equivalents at beginning of period     4,787,000      3,940,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $ 2,401,000    $ 3,773,000
                                                   ===========    ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                  THREE MONTHS ENDED JUNE 30,
                                                      2006           2005
                                                   ----------     ----------
Cash paid during the period for income taxes . . . $  147,000     $   68,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

As of June 30, 2006, $1,000 of additions to property and equipment were accrued as accounts payable.

During the quarter ended June 30, 2006, 56 matured shares (i.e. shares owned for more than six months) of the Company's common stock with a value of approximately $1,000 were surrendered in exchange for the exercise of stock options.




         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

INTERIM PERIOD ACCOUNTING POLICIES

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. Results of operations for the three months ended June 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2007.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. Although the Company believes that the disclosures in these unaudited condensed consolidated financial statements are adequate to make the information presented for the interim periods not misleading, certain information and footnote information normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report to shareholders for the fiscal year ended March 31, 2006.

STOCK-BASED COMPENSATION

     Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized beginning April 1, 2006 includes compensation cost for all share-based payments not yet vested as of April 1, 2006 based on the grant date fair value estimated had we adopted the provisions of SFAS No. 123. In addition, this transition method requires any share-based payments granted after April 1, 2006 be accounted for in accordance with the provisions of SFAS No. 123R.

     For the three months ended June 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $56,000. Of this amount, $22,000 was in cost of products sold, $15,000 was in selling expenses, $12,000 was in general and administrative expenses, and $7,000 was in research and development expenses. Stock-based compensation expense (net of an expected forfeiture rate) was recognized for only those awards expected to vest on a straight-line basis over the requisite service period. The stock-based compensation expense associated with the adoption of SFAS No. 123R reduced net operating income for the three months ended June 30, 2006 by $56,000, net income by $37,000, and basic and diluted earnings per share by $0.01 per share. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $285,000 and is expected to be recognized through the year ending March 31, 2008. The total income tax benefit related to share-based compensation for the quarter ended June 30, 2006 which is recorded in capital in excess of par value was $7,000 and was shown as a cash flow from operating activities in the condensed consolidated statements of cash flows. The $56,000 stock-based compensation expense is also included in cash flows from operating activities as an adjustment to reconcile net income to net cash provided by operating activities.

     Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for stock-based compensation for the prior year period ended June 30, 2005. Had compensation cost of the Company's two stock-based compensation plans been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                 THREE MONTHS ENDED
                                                    JUNE 30, 2005
                                                    -------------
Net income, as reported                              $1,518,000
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax               57,000
                                                    -------------
Pro forma net income                                 $1,461,000
                                                    =============
Earnings per share - basic:
  As reported                                             $0.36
  Pro forma                                                0.34

Earnings per share - diluted:
  As reported                                             $0.34
  Pro forma                                                0.33

     The Company's stock-based compensation consists of two stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan") and the 1997 Stock Incentive Plan (the "1997 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan and 900,000 shares of common stock for issuance under the 1997 Plan. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on the Nasdaq Stock Exchange except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:

                                          WEIGHTED      REMAINING
                               NUMBER      AVERAGE     CONTRACTUAL INTRINSIC
                             OF OPTIONS EXERCISE PRICE TERM(YEARS)   VALUE
                             ---------- -------------- ----------- ----------
Outstanding at April 1, 2006   375,371      $12.28
Granted                              0         -
Exercised                       (4,532)      13.43
Forfeited                      (13,334)      16.65
                             ---------- --------------
Outstanding at June 30, 2006   357,505      $12.10         5.51    $1,469,000

 Exercisable at June 30, 2006  289,015      $11.17         4.89    $1,090,000

Options vest over a one- to four-year period and are generally exercisable over ten years.

    The table below presents information related to stock option activity for the quarter ended June 30, 2006 and 2005:
                                                  THREE MONTHS ENDED JUNE 30,
                                                      2006           2005
                                                   -------------  -----------
Total intrinsic value of stock options exercised . $   19,000     $   73,000
Cash received from stock option exercises. . . . .     60,000        210,000
Net income tax benefit from the exercises of
 stock options . . . . . . . . . . . . . . . . . .      7,000         22,000

     Historically, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using expected volatilities, risk free interest rates and expected lives that applied at the time of the grant. During the quarters ending June 30, 2005 and 2006, no options were granted. The Company anticipates continuing to use the Black-Scholes option-pricing model for future option grants.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on April 1, 2006. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have a commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on April 1, 2006. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted SFAS No. 154 on April 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions. The Company anticipates adopting FIN 48 for its fiscal year beginning April 1, 2007. The Company is currently assessing what impact, if any, the adoption of this statement will have on its consolidated financial statements.

2.  INVENTORIES

     Inventories consisted of the following:
                                                  JUNE 30,         MARCH 31,
                                                    2006             2006
                                                 -----------      -----------
               Materials and supplies . . . .    $ 2,145,000      $ 1,730,000
               Work-in-progress . . . . . . .        203,000          174,000
               Finished goods . . . . . . . .      1,301,000          683,000
                                                 -----------      -----------
                                                 $ 3,649,000      $ 2,587,000
                                                 ===========      ===========
3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2006, comprehensive income exceeded net income by $224,000, consisting of $223,000 in foreign currency translations gains and $1,000 in unrealized gains on available-for-sale securities, net of tax effects. For the three months ended June 30, 2005, net income exceeded comprehensive income by $36,000, consisting of $41,000 in foreign currency translations losses partially offset by $5,000 in unrealized gains on available-for-sale securities, net of tax effects.

4.  BUSINESS SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being two continuing business segments: multipurpose room furniture and healthcare seating, with multipurpose room furniture being the principal business segment. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, portable partitions, and other related products. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales. Corporate and fence related assets and expenditures are included in the multipurpose room furniture segment. During the three months ended June 30, 2006 and 2005, revenues, profitability, and assets of the corporate and fence related entities were not significant enough for their classification as separate segments.

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months ended June 30, 2006 and 2005 is as follows:

                                                THREE MONTHS ENDED JUNE 30,
                                                  2006              2005
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $12,635,000       $12,730,000
  Healthcare seating . . . . . . . . . . . .     2,067,000         1,654,000
                                               -----------       -----------
                                               $14,702,000       $14,384,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,495,000       $ 2,046,000
  Healthcare seating . . . . . . . . . . . .       427,000           228,000
                                               -----------       -----------
                                               $ 1,922,000       $ 2,274,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   358,000       $   326,000
  Healthcare seating . . . . . . . . . . . .        52,000            41,000
                                               -----------       -----------
                                               $   410,000       $   367,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   269,000       $    91,000
  Healthcare seating . . . . . . . . . . . .       544,000            27,000
                                               -----------       -----------
                                               $   813,000       $   118,000
                                               ===========       ===========


                                                   JUNE 30,        MARCH 31,
                                                    2006             2006
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $25,558,000      $28,735,000
  Healthcare seating . . . . . . . . . . . .       6,655,000        6,084,000
                                                 -----------      -----------
                                                 $32,213,000      $34,819,000
                                                 ===========      ===========
Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000      $ 1,085,000
  Healthcare seating . . . . . . . . . . . .       1,327,000      $ 1,273,000
                                                 -----------      -----------
                                                 $ 2,412,000      $ 2,358,000
                                                 ===========      ===========

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months ended June 30, 2006 and 2005, respectively.

                                                  THREE MONTHS ENDED
                                                        JUNE 30,
                                                   2006          2005
                                               -----------   -----------
Net income as reported. . . . . . . . . . . .  $ 1,269,000   $ 1,518,000
                                               ===========   ===========
BASIC:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . .    3,870,136     4,273,517
                                               ===========   ===========

 Basic net income per share . . . . . . . . .       $ 0.33        $ 0.36
                                               ===========   ===========

DILUTED:
 Common and common equivalent shares
  outstanding:
 Weighted average number of common shares
  outstanding . . . . . . . . . . . . . . . .    3,870,136     4,273,517
   Common stock equivalents from options
    computed on the treasury-stock method
    using the average fair market value of
    common stock outstanding during the
    period  . . . . . . . . . . . . . . . . .      124,200       165,184
                                               -----------   -----------
   Shares used in the computation . . . . . .    3,994,336     4,438,701
                                               ===========   ===========

 Diluted net income per share                       $ 0.32        $ 0.34
                                               ===========   ===========


6.  NOTES RECEIVABLE

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has a reserve of $0 and $20,000 for this note receivable as of June 30, 2006 and 2005, respectively. At June 30, 2006 and 2005, the gross value of this note receivable was $68,000 and $145,000, respectively. At June 30, 2006, $64,000 was the net current portion of this note receivable, which is included in prepaid expenses and other current assets. As of June 30, 2006, the dealer was current on payments on this note receivable. The Company has another note receivable for $23,000, of which $10,000 is current.

7.  STOCK REPURCHASE

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares, bringing the total authorized to 850,000. As of June 30, 2006, 765,829 shares had been repurchased for $13.3 million. Of this amount, 283,983 shares were repurchased during the three month period ended June 30, 2006 for $5.3 million. The Company currently has 84,171 shares that may yet be repurchased under the repurchase plan.



ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements of MITY Enterprises, Inc. (the "Company") and the notes thereto and with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

     The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's current product lines consist of multipurpose room furniture and healthcare seating. Recently, the Company has also started designing, manufacturing, and marketing a line of rotomolded fence panel products to be used in commercial and residential fencing applications. In addition, the Company continues to pursue development of new products and the acquisition of product lines or companies that will be complementary to the Company's businesses.

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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. Since 2004, the institutional furniture marketplace has seen sustained growth. For the Company's fiscal year ending March 31, 2006, the industry grew 11 percent. For the current calendar year through May, industry analysts have reported continued growth at 9 percent, and are estimating growth for the full calendar year of 7 percent. The Company is encouraged by these forecasts and is cautiously optimistic that the industry will continue its growth and that the Company's multipurpose room sales volume will likewise continue to grow.

     In January 2005, the Company announced its intention to cut off funding on its current next generation table. The Company had been working on developing a table with improved performance characteristics than its existing table. With the decision to discontinue funding the new table development, the Company has refocused its efforts on the existing table to enhance its performance as well as attempt to further drive down costs. The Company is also focused on increasing its chair offerings and has added four new chair lines during the last fiscal year. The Company is also pursuing uses for the rotational molding facility built for production of the new table. The Company has started using the facility for the manufacture of fence panels and posts, which are outside of its current institutional furniture market. The Company is encouraged by the response from customers who have purchased the product, as well as the response from potential customers who have viewed and handled the product. The Company plans to continue building its capacity and refining its manufacturing techniques as it breaks into this marketplace and is hopeful that fencing will contribute to its sales growth in the upcoming year. However, the Company cannot guarantee that it will be successful in marketing these fencing products or in utilizing its existing capacity.

     During the past few years, chair sales have begun to make up a larger portion of the sales of the Company's multipurpose room operations. Although table sales still predominate the volume of this operation, much of the increases in sales can be attributed to increases in chair sales. During this fiscal year, the Company anticipates launching at least one additional chair line to complement its existing chair lines as well as enhancing its current offerings. Beyond this fiscal year, the Company anticipates developing additional complementary chair lines to continue to grow this portion of its business as well as further penetrating its existing marketplace with its current lines of chairs. However, the Company cannot guarantee that it will be able to successfully develop and launch such chair lines or further penetrate its existing marketplace.

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

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending September 30, 2006 will be up to 10 percent higher as compared to the prior year's second quarter. Despite these trends, the Company, for a variety of reasons, including those described elsewhere herein, may not be successful in achieving this sales level in the second quarter.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company, which require management to make judgments and assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, assets related to the discontinued next generation table line, goodwill and other intangible assets, notes receivable, income taxes, and revenue recognition.

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

Goodwill and other intangible assets: The Company reviews annually the carrying value of its goodwill. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel. During the quarter ended June 30, 2006, the Company reviewed the goodwill related to these acquisitions. These reviews are performed using estimates of future cash flows. If the carrying value of the goodwill is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to the Broda or Versipanel goodwill. The Company's ongoing consideration of these factors could result in future impairment charges, which could adversely affect net income.

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

Revenue Recognition: The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as revised by SAB No. 104. Sales are recorded when title passes and collectability is reasonably assured under its various shipping terms. Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer based on terms of the sales agreement. Discounts directly related to the sale are recorded as a reduction to net sales.

Stock-Based Compensation: Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," (SFAS No. 123R) using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized beginning April 1, 2006 includes compensation cost for all share-based payments not yet vested as of April 1, 2006 based on the grant date fair value estimated had we adopted the provisions of SFAS No. 123. In addition, this transition method requires any share-based payments granted after April 1, 2006 be accounted in accordance with the provisions of SFAS No. 123R.

Compensation cost is recognized net of a forfeiture rate for only those awards expected to vest on a straight-line basis over the requisite service period. No new share-based payments were granted during the quarter ended June 30, 2006 and 2005. Reasonable judgment will be required in the determination of the fair value of share-based payment on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected term of the awards, the expected stock price volatility over the term of the awards, the expected dividends of the awards, the risk-free interest rate of the awards, and an estimate of the amount of awards that are expected to be forfeited. If factors change and different assumptions are employed to the application of SFAS No. 123R in future periods, the stock-based compensation expense recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

     NET SALES. The Company's first quarter fiscal 2007 net sales of $14,702,000 were up 2 percent as compared with the first quarter net sales in the prior fiscal year. For the quarter ended June 30, 2006, the increase reflects sales increases at the healthcare chair operations of 25 percent as compared to the prior year's quarter due largely to higher U.S. sales. These increases were partially offset by decreases, as compared to the quarter ended June 30, 2005, of 1 percent in the Company's multipurpose room operations.
The Company's total international sales represented 12 percent of net sales for the quarter ended June 30, 2006 as compared to 17 percent of net sales for the prior year's quarter. The decrease in sales at the multipurpose room operations was due to table sales being lower by 4 percent as compared to the prior year's quarter, partially offset by a 4 percent increase in chair sales and a 3 percent increase in other sales. During the quarter, the Company has had a difficult time fully staffing its production operations at the multipurpose room operations in response to increased sales volume. As a result, backlogs have grown and lead times have been extended. In response, the Company has increased its average production wages and has increased the amount of overtime hours worked. At this time, the Company believes that the steps that it has taken will be adequate in being able to return its backlog
and lead times to more normal levels by the end of the second quarter.   If
the Company is able to work through its backlog and if sales increases continue at the current rate, the Company expects that its overall net sales will be up to 10 percent higher in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. However, the Company cannot ensure that it will be successful or that it will reach this increased sales level.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended June 30, 2006 decreased by 3 percentage points as compared to the same quarter in the prior fiscal year to 34 percent. The lower margin was due primarily to higher labor costs, as a percent of sales, at the multipurpose room operation resulting from increases in production wages as well as increased overtime. Overhead costs, as a percent of sales, were also higher during the current quarter as compared to the prior year's quarter at both the multipurpose room furniture and healthcare seating operations. In addition, the Company incurred material and labor costs related to the startup of the fence operations in the current quarter. The Company also recognized $22,000 in stock-based compensation expense in costs of products sold for the period ended June 30, 2006. These increases were partially offset by lower material costs, as a percent of sales, at both operations for the current quarter.

     SELLING EXPENSES. Selling expenses were 14 percent of net sales in both the first quarter of fiscal 2007 and fiscal 2006. Actual expenses increased by $142,000. Multipurpose room furniture selling costs increased by $109,000 over the prior fiscal year. This increase resulted primarily from higher commission costs as well as the recognition in the current quarter of $15,000 in stock-based compensation expense. These increases were partially offset by lower salary costs for sales management, as a percent of sales. Selling expenses at the healthcare seating operations increased by $33,000 over the prior fiscal year primarily due to higher commission costs due to the higher sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4 percent of net sales for the first quarter of fiscal 2007 as compared to 5 percent in the first quarter of fiscal 2006. Actual spending decreased by $70,000. The decrease was primarily due to lower personnel expenditures resulting from the lower profitability level as well as lower costs for outside services. This decrease was partially offset by $12,000 in stock-based compensation expense.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 3 percent of net sales for both the first quarter of fiscal 2007 and fiscal 2006. Actual spending increased by $14,000 primarily due to higher personnel costs and prototyping costs as well as $7,000 in stock-based compensation expense.

     OTHER INCOME AND EXPENSE. Other income and expense netted to $0 for the first quarter of fiscal 2007 as compared to other income and expense of $106,000 for the first quarter of fiscal 2006. First quarter interest income was up slightly at $77,000 as compared to $73,000 in the first quarter of the prior fiscal year due to higher rates of return partially offset by lower investment balances. Other expense totaled $77,000 for the current quarter and consisted of $78,000 in losses on currency exchange, partially offset by $1,000 in other income.

     NET INCOME. For the reasons stated above, the Company's fiscal 2007 first quarter net income of $1,269,000 decreased $249,000 or 16 percent as compared to the first quarter net income in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $2.40 million at June 30, 2006 as compared to $4.79 million at March 31, 2006.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                 THREE MONTHS ENDED
                                                   JUNE 30, 2006

                                                 -----------------
Net cash provided by operating activities. . . .     $ 1,556,000
Net sales of available-for-sale securities . . .       2,043,000
Purchase and retirement of common stock. . . . .      (5,314,000)
Purchases of property and equipment. . . . . . .        (813,000)
Net proceeds from exercise of stock options. . .          96,000

     The decrease in cash and cash equivalents was due primarily to stock repurchases ($5.31 million) and purchases of property and equipment ($0.81 million). The decrease was partially offset by cash provided by operating activities ($1.56 million), the net sale of available-for-sale securities ($2.04 million) and net proceeds related to the exercise of stock options ($0.10 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. The Company's subsidiary, Broda Enterprises, has a line of credit with a limit of $0.89 million. As of June 30, 2006, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of June 30, 2006, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available line of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At June 30, 2006, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.23 million. There is no assurance that such options will be exercised.

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares, bringing the total authorized to 850,000. As of June 30, 2006, 765,829 shares had been repurchased for $13.3 million. Of this amount, 283,983 shares were repurchased during the three month period ended June 30, 2006 for $5.3 million. The Company currently has 84,171 shares that may yet be repurchased under the repurchase plan. Additional repurchases will reduce the Company's liquidity.

     The Company's material cash commitments at June 30, 2006 include current liabilities of $5.47 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                  JUNE 30,         MARCH 31,
                                                    2006             2006
                                                ------------     ------------
Accounts payable. . . . . . . . . . . . . . . .   $2,490,000       $1,989,000
Accrued payroll . . . . . . . . . . . . . . . .    1,415,000        1,080,000
Accrued warranty expense. . . . . . . . . . . .      471,000          470,000
Deferred revenue. . . . . . . . . . . . . . . .      386,000          492,000
Income taxes payable. . . . . . . . . . . . . .      421,000           88,000
Other accruals. . . . . . . . . . . . . . . . .      289,000          297,000
                                                ------------     ------------
Total current liabilities . . . . . . . . . . .   $5,472,000       $4,416,000
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

   - references to predicted increases in the institutional furniture and U.S. office furniture markets;
   - statements that the Company plans to continue building its capacity and refining its manufacturing techniques, and its hope that fencing will contribute to its sales growth;
   - statements that the Company anticipates launching at least one additional chair line, as well as enhance its current offering;
   - statements that the Company anticipates developing additional complementary chair lines and further penetrating its existing marketplace with its current line of chairs;
   - statements about the Company's belief that it will be able to fully realize the impaired value of the assets associated with the next generation table project;
   - statements that the Company anticipates that its sales volumes during the second quarter of fiscal 2007 will be up to 10 percent higher as compared to the sales levels of the second quarter of fiscal 2006;
   - the statement that the Company intends to expand the number of direct employees hired to market its healthcare seating products in the coming years;
   - statements that management believes it is more likely than not that future earnings will be sufficient to recover deferred tax assets;
   - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months; and
   - statements that management believes it will be able to work through its backlog and return its backlog and lead times to more normal levels during the quarter.

     All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing, as well as those described in our Annual Report on Form 10-K, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

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

   - management's inability for any reason to manage effectively the Company's operations;
   - the Company's inability for any reason to develop new products and expand successfully into new markets;
   - the Company's ability to effectively produce and sell its next generation multipurpose room table products;
   - the Company's ability to effectively address any unanticipated design and manufacturing challenges with respect to its next generation table products and generally launch such table products by the anticipated launch dates;
   - the market's acceptance of products currently being developed by the Company including its next generation multipurpose room tables;
   - the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices;
   - import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith;
   - the Company's ability to maintain relatively low cost labor rates;
   - the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
   - increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason;
   - the Company's ability to refine and enhance the quality and productivity of its manufacturing process;
   - the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;
   - the Company's ability to retain and maintain relationships with key customers;
   - the Company's ability to raise capital, if needed;
   - the availability of insurance funding for the Company's healthcare seating products;
   - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products; and
   - the Company's ability to hire enough workers and stabilize its manufacturing operations.

     In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments, except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the three months ended June 30, 2006. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of June 30, 2006, no forward contracts were outstanding or entered into during the three months ended June 30, 2006. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.

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

                        PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

                    ISSUER PURCHASES OF EQUITY SECURITIES*

                                               Total Number
                                                 of Shares    Maximum Number
                                                 Purchased      of Shares
                                                  as Part      that May Yet
                    Total Number   Average      of Publicly    Be Purchased
                     Of Shares    Price Paid  Announced Plans Under the Plans
Period               Purchased    Per Share     or Programs     or Programs
-----------------  -------------  ----------   -------------   -------------
April 1 -
April 30, 2006                0

May 1 -
May 31, 2006            184,071        18.61

June 1 -
June 30, 2006            99,912        18.91
-----------------  -------------   ----------  -------------   -------------
Total                   283,983       $18.71        765,829          84,171
=================  =============   ==========  =============   =============

* On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares, bringing the total to 850,000 shares. This table details the activity in the share repurchase program for the three month period ended June 30, 2006.

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

                                        MITY Enterprises, Inc.


Date: August 1, 2006                    /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 1, 2006                    /s/ Paul R. Killpack
                                        -------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)