Form 10-Q
period 2006-09-30
MITY ENTERPRISES INC
filed 2006-10-26
CIK 921030

<PAGE) 1
-----------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549
              -----------------------------------------------------

                                  Form 10-Q
(Mark One)
           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2006

                                      or

           [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to

                        Commission file number 0-23898
              -----------------------------------------------------

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

                                     N/A
  (Former name, former address and former fiscal year, if changed since last report)
              -----------------------------------------------------

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

     There were 3,324,099 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 23, 2006.

----------------------------------------------------------------------------
<PAGE) 2

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                 SEPTEMBER 30,     MARCH 31,
ASSETS                                               2006            2006
Current assets:                                   -----------     -----------
  Cash and cash equivalents . . . . . . . . . . . $   564,000     $ 4,787,000
  Available-for-sale securities . . . . . . . . .        --         4,547,000
  Accounts receivable, less allowances of
    $152,000 at September 30, 2006 and
    $140,000 at March 31, 2006. . . . . . . . . .   9,000,000       6,718,000
  Inventories . . . . . . . . . . . . . . . . . .   4,346,000       2,587,000
  Prepaid expenses and other current assets . . .     542,000         655,000
  Deferred income tax assets. . . . . . . . . . .     367,000         402,000
                                                  -----------     -----------
Total current assets. . . . . . . . . . . . . . .  14,819,000      19,696,000
Property and equipment, net . . . . . . . . . . .  13,301,000      12,485,000
Deferred income tax assets. . . . . . . . . . . .     262,000         248,000
Goodwill, net . . . . . . . . . . . . . . . . . .   2,419,000       2,358,000
Notes receivable, net . . . . . . . . . . . . . .      11,000          32,000
                                                  -----------     -----------
Total assets. . . . . . . . . . . . . . . . . . . $30,812,000     $34,819,000
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . $ 2,658,000     $ 1,989,000
 Accrued expenses and other current liabilities .   3,185,000       2,427,000
                                                  -----------     -----------
Total current liabilities . . . . . . . . . . . .   5,843,000       4,416,000
Long-term debt. . . . . . . . . . . . . . . . . .   3,561,000            --
                                                  -----------     -----------
Total liabilities . . . . . . . . . . . . . . . .   9,404,000       4,416,000
Commitments and contingencies . . . . . . . . . .        --              --
Stockholders' equity:
    Preferred stock, par value $.10 per share;
      authorized 3,000,000 shares; no shares
      issued and outstanding. . . . . . . . . . .        --              --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding 3,323,285 at September 30, 2006
      and 3,990,303 at March 31, 2006 . . . . . .      33,000          40,000
    Additional paid-in capital. . . . . . . . . .  10,421,000      12,244,000
    Retained earnings . . . . . . . . . . . . . .   9,824,000      17,247,000
    Accumulated other comprehensive income. . . .   1,130,000         872,000
                                                  -----------     -----------
  Total stockholders' equity. . . . . . . . . . .  21,408,000      30,403,000
                                                  -----------     -----------
Total liabilities and stockholders' equity. . . . $30,812,000     $34,819,000
                                                  ===========     ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED SEPT. 30,
                                                      2006           2005
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $15,781,000    $14,053,000
Cost of products sold . . . . . . . . . . . . . .   10,706,000      8,929,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    5,075,000      5,124,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    2,101,000      1,944,000
  General and administrative. . . . . . . . . . .      608,000        417,000
  Research and development. . . . . . . . . . . .      378,000        516,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    3,087,000      2,877,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    1,988,000      2,247,000
Other income (expense)
  Interest income . . . . . . . . . . . . . . . .       32,000         67,000
  Interest expense. . . . . . . . . . . . . . . .      (11,000)          -
  Other . . . . . . . . . . . . . . . . . . . . .       13,000       (126,000)
                                                   -----------    -----------
Total other income (expense), net . . . . . . . .       34,000        (59,000)
                                                   -----------    -----------
Income before provision for income taxes. . . . .    2,022,000      2,188,000
Provision for income taxes. . . . . . . . . . . .      688,000        743,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,334,000    $ 1,445,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.38    $      0.35
                                                   ===========    ===========
Weighted average number of common shares - basic.    3,496,505      4,072,105
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.37    $      0.34
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    3,587,516      4,220,247
                                                   ===========    ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2006           2005
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $30,483,000    $28,437,000
Cost of products sold . . . . . . . . . . . . . .   20,355,000     17,994,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .   10,128,000     10,443,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    4,199,000      3,900,000
  General and administrative. . . . . . . . . . .    1,242,000      1,121,000
  Research and development. . . . . . . . . . . .      777,000        901,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    6,218,000      5,922,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    3,910,000      4,521,000
Other income
  Interest income . . . . . . . . . . . . . . . .      109,000        140,000
  Interest expense. . . . . . . . . . . . . . . .      (11,000)          -
  Other . . . . . . . . . . . . . . . . . . . . .      (64,000)       (93,000)
                                                   -----------    -----------
Total other income, net . . . . . . . . . . . . .       34,000         47,000
                                                   -----------    -----------
Income before provision for income taxes. . . . .    3,944,000      4,568,000
Provision for income taxes. . . . . . . . . . . .    1,341,000      1,605,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 2,603,000    $ 2,963,000
                                                   ===========    ===========

Basic earnings per share. . . . . . . . . . . . .  $      0.71    $      0.71
                                                   ===========    ===========
Weighted average number of common shares - basic.    3,682,299      4,195,470
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.69    $      0.68
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    3,789,905      4,352,133
                                                   ===========    ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2006           2005
                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 2,603,000    $ 2,963,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .       928,000        730,000
    Deferred taxes . . . . . . . . . . . . . . .        22,000         29,000
    Net loss on disposal of equipment. . . . . .          -             6,000
    Tax benefit from exercise of stock options .          -           160,000
    Excess tax benefit from stock-based
     compensation. . . . . . . . . . . . . . . .        (9,000)          -
    Stock-based compensation . . . . . . . . . .       139,000           -
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .    (2,174,000)    (1,315,000)
      Inventories. . . . . . . . . . . . . . . .    (1,731,000)      (521,000)
      Prepaid expenses and other current assets.       110,000       (172,000)
      Accounts payable . . . . . . . . . . . . .       604,000        289,000
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       763,000        219,000
                                                   -----------    -----------
Net cash provided by operating activities. . . .     1,255,000      2,388,000
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .      (781,000)    (1,573,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     5,332,000      4,800,000
Proceeds from sales of property & equipment. . .          -            21,000
Decrease in notes receivable . . . . . . . . . .        21,000         61,000
Purchases of property and equipment. . . . . . .    (1,638,000)      (410,000)
                                                   -----------    -----------
Net cash provided by investing activities. . . .     2,934,000      2,899,000
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       119,000        525,000
Excess tax benefit from stock-based compensation         9,000           -
Proceeds from long-term debt . . . . . . . . . .     3,561,000           -
Purchases and retirement of common stock . . . .   (12,124,000)    (4,568,000)
                                                   -----------    -----------
Net cash used in financing activities. . . . . .    (8,435,000)    (4,043,000)
                                                   -----------    -----------
Effect of exchange rate changes on cash. . . . .        23,000         35,000
                                                   -----------    -----------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . .    (4,223,000)     1,279,000

Cash and cash equivalents at beginning of period     4,787,000      3,940,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $   564,000    $ 5,219,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2006           2005
                                                   ----------     ----------
Cash paid during the period for income taxes . . . $1,097,000     $1,708,000


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

As of September 30, 2006, $59,000 of additions to property and equipment were accrued as accounts payable.

During the six months ended September 30, 2006, 56 matured shares (i.e. shares owned for more than six months) of the Company's common stock with a value of approximately $1,000 were surrendered in exchange for the exercise of stock options.





         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

INTERIM PERIOD ACCOUNTING POLICIES

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. Results of operations for the three months and six months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2007.

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

     For the three and six months ended September 30, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $84,000 and $139,000, respectively. Of this amount, $28,000 and $51,000, respectively, was in cost of products sold, $18,000 and $33,000, respectively, was in selling expenses, $29,000 and $40,000, respectively was in general and administrative expenses, and $9,000 and $15,000, respectively was in research and development expenses. Stock-based compensation expense (net of an expected forfeiture rate) was recognized for only those awards expected to vest on a straight-line basis over the requisite service period. The stock-based compensation expense associated with the adoption of SFAS No. 123R reduced net operating income and net income for the three and six months ended September 30, 2006 by $84,000 and $139,000, respectively, and basic and diluted earnings per share by $0.03 and $0.03 per share, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $762,000 and is expected to be recognized through the year ending March 31, 2012. The total income tax benefit related to share-based compensation for the six months ended September 30, 2006 which is recorded in additional paid-in capital was $9,000 and was shown as a cash flow from operating and financing activities in the condensed consolidated statements of cash flows. The $139,000 stock-based compensation expense is also included in cash flows from operating activities as an adjustment to reconcile net income to net cash provided by operating activities.

     Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for stock-based compensation for the prior year period ended September 30, 2005. Had compensation cost of the Company's two stock-based compensation plans been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:
                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                     SEPTEMBER 30, 2005  SEPTEMBER 30, 2005
                                     ------------------  ------------------
Net income, as reported                   $1,445,000          $2,963,000
Deduct: Total stock-based employee
 compensation  expense determined
 under fair value based method for
 all awards, net of related tax               57,000             114,000
                                          ----------          ----------
Pro forma net income                      $1,388,000          $2,849,000
                                          ==========          ==========
Earnings per share - basic:
  As reported                                  $0.35              $0.71
  Pro forma                                     0.34               0.68

Earnings per share - diluted:
  As reported                                  $0.34              $0.68
  Pro forma                                     0.33               0.65

     The Company's stock-based compensation consists of three stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan"), the 1997 Stock Incentive Plan (the "1997 Plan") and the 2006 Stock Incentive Plan (the "2006 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan, 900,000 shares of common stock for issuance under the 1997 Plan, and 300,000 shares of common stock for issuance under the 2006 Plan. The purchase price for the shares under the Plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on The Nasdaq Stock Market except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value. A table of stock option activity is shown below:

                                          WEIGHTED      REMAINING
                               NUMBER      AVERAGE     CONTRACTUAL INTRINSIC
                             OF OPTIONS EXERCISE PRICE TERM(YEARS)   VALUE
                              --------- -------------- ----------- ----------
Outstanding at April 1, 2006   375,371      $12.28
Granted                        108,500       17.05
Exercised                       (5,498)      13.24
Forfeited                      (22,601)      17.01
                              --------- --------------
Outstanding at Sept. 30, 2006  455,772      $13.17         6.37    $2,292,000

Exercisable at Sept. 30, 2006  287,445      $11.09         4.61    $2,042,000

Options vest over a one- to four-year period and are generally exercisable over ten years.

    The table below presents information related to stock option activity for the six months ended September 30, 2006 and 2005:
                                                   SIX MONTHS ENDED SEPT. 30,
                                                      2006           2005
                                                   ----------      ---------
Total intrinsic value of stock options exercised . $   29,000      $ 553,000
Cash received from stock option exercises. . . . .     73,000        487,000
Net income tax benefit from the exercises of
 stock options . . . . . . . . . . . . . . . . . .      9,000        160,000

     During the three and six months ended September 30, 2006, 108,500 options were granted. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with expected volatility of 23 percent, risk free interest rate of 4.82 percent, and an expected life of five years. The average risk-free interest rate was determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the option. The expected term of the options was determined using historical data. The expected price volatility was determined using a weighted average of monthly historical volatility of the Company's stock price over the corresponding expected option life. The weighted-average estimated fair value per share of options granted was $5.24. During the three months and six months ended September 30, 2005, no options were granted.

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

2.  INVENTORIES

     Inventories consisted of the following:
                                                SEPTEMBER 30,      MARCH 31,
                                                    2006             2006
                                                 -----------      -----------
               Materials and supplies . . . .    $ 2,731,000      $ 1,730,000
               Work-in-progress . . . . . . .        181,000          174,000
               Finished goods . . . . . . . .      1,434,000          683,000
                                                 -----------      -----------
                                                 $ 4,346,000      $ 2,587,000
                                                 ===========      ===========

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three and six months ended September 30, 2006, comprehensive income exceeded net income by $34,000 and $258,000, respectively, consisting of $32,000 and $255,000 in foreign currency translations gains and $2,000 and $3,000 in unrealized gains in available-for-sale securities, net of tax effects. For the three and six months ended September 30, 2005, comprehensive income exceeded net income by $216,000 and $180,000, respectively, consisting of $217,000 and $176,000 in foreign currency translations gains and $1,000 in unrealized losses on available-for-sale securities, net of tax effects and $4,000 in unrealized gains on available-for-sale securities, net of tax effects.

4.  BUSINESS SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being three business segments: multipurpose room furniture, fence, and healthcare seating, with multipurpose room furniture being the principal business segment. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, portable partitions, and other related products. The Company recently determined that fence products now meet the criteria of a separate segment of the Company. The fence product segment includes a line of rotomolded fence panel products to be used in commercial and residential fencing applications. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales.
Corporate related assets and expenditures are included in the multipurpose room furniture segment.

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and six months ended September 30, 2006 and 2005 is as follows:

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                  2006              2005
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $13,200,000       $12,220,000
  Fence. . . . . . . . . . . . . . . . . . .       348,000              -
  Healthcare seating . . . . . . . . . . . .     2,233,000         1,833,000
                                               -----------       -----------
                                               $15,781,000       $14,053,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,755,000       $ 1,835,000
  Fence. . . . . . . . . . . . . . . . . . .      (262,000)             -
  Healthcare seating . . . . . . . . . . . .       495,000           412,000
                                               -----------       -----------
                                               $ 1,988,000       $ 2,247,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   359,000       $   325,000
  Fence. . . . . . . . . . . . . . . . . . .       100,000              -
  Healthcare seating . . . . . . . . . . . .        59,000            38,000
                                               -----------       -----------
                                               $   518,000       $   363,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   667,000       $   266,000
  Fence. . . . . . . . . . . . . . . . . . .        48,000              -
  Healthcare seating . . . . . . . . . . . .       110,000            26,000
                                               -----------       -----------
                                               $   825,000       $   292,000
                                               ===========       ===========


                                              SIX MONTHS ENDED SEPTEMBER 30,
                                                  2006              2005
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $25,730,000       $24,950,000
  Fence. . . . . . . . . . . . . . . . . . .       453,000              -
  Healthcare seating . . . . . . . . . . . .     4,300,000         3,487,000
                                               -----------       -----------
                                               $30,483,000       $28,437,000
                                               ===========       ===========
Income from operations:
  Multipurpose room furniture. . . . . . . .   $ 3,642,000       $ 3,880,000
  Fence. . . . . . . . . . . . . . . . . . .      (654,000)             -
  Healthcare seating . . . . . . . . . . . .       922,000           641,000
                                               -----------       -----------
                                               $ 3,910,000       $ 4,521,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   618,000       $   651,000
  Fence. . . . . . . . . . . . . . . . . . .       199,000              -
  Healthcare seating . . . . . . . . . . . .       111,000            79,000
                                               -----------       -----------
                                               $   928,000       $   730,000
                                               ===========       ===========

Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   845,000       $   357,000
  Fence. . . . . . . . . . . . . . . . . . .       139,000              -
  Healthcare seating . . . . . . . . . . . .       654,000            53,000
                                               -----------       -----------
                                               $ 1,638,000       $   410,000
                                               ===========       ===========


                                                SEPTEMBER 30,      MARCH 31,
                                                    2006             2006
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $21,937,000      $28,735,000
  Fence. . . . . . . . . . . . . . . . . . .       1,840,000             -
  Healthcare seating . . . . . . . . . . . .       7,035,000        6,084,000
                                                 -----------      -----------
                                                 $30,812,000      $34,819,000
                                                 ===========      ===========
Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000      $ 1,085,000
  Fence. . . . . . . . . . . . . . . . . . .           -                 -
  Healthcare seating . . . . . . . . . . . .       1,334,000      $ 1,273,000
                                                 -----------      -----------
                                                 $ 2,419,000      $ 2,358,000
                                                 ===========      ===========

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and six months ended September 30, 2006 and 2005, respectively.

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                  SEPTEMBER 30,             SEPTEMBER 30,
                                 2006        2005         2006        2005
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$ 1,334,000 $ 1,445,000  $ 2,603,000 $ 2,963,000
                             =========== ===========  =========== ===========
BASIC:
 Weighted average number of
  common shares outstanding .  3,496,505   4,072,105    3,682,299   4,195,470
                             =========== ===========  =========== ===========
 Basic net income per share .     $ 0.38      $ 0.35       $ 0.71      $ 0.71
                             =========== ===========  =========== ===========

DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  3,496,505   4,072,105    3,682,299   4,195,470
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .     91,011     148,142      107,606     156,663
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  3,587,516   4,220,247    3,789,905   4,352,133
                             =========== ===========  =========== ===========
 Diluted net income per share     $ 0.37      $ 0.34       $ 0.69      $ 0.68
                             =========== ===========  =========== ===========

6.  LONG-TERM DEBT

     On August 21, 2006, the Company entered into a Loan Agreement and Promissory Note ("Loan") between the Company and Zions First National Bank to provide an unsecured revolving line of credit of up to $5.0 million. The Loan expires on September 1, 2008. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required.
Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan contains negative and affirmative covenants. As of September 30, 2006, the Company is in compliance with all debt covenants. As of September 30, 2006, the Company had $3.6 million of borrowings on the line of credit.


7.  NOTES RECEIVABLE

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has a reserve of $0 and $20,000 for this note receivable as of September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005, the gross value of this note receivable was $52,000 and $113,000, respectively. At September 30, 2006, all of this note receivable is current and is included in prepaid expenses and other current assets. As of September 30, 2006, the dealer was current on payments on this note receivable. The Company has another note receivable for $21,000, of which $10,000 is current.

8.  STOCK REPURCHASE

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares and on August 3, 2006, the board of directors again increased the share repurchase authorization an additional 400,000 shares, bringing the total authorized to 1,250,000. As of September 30, 2006, 1,156,779 shares had been repurchased for approximately $20.1 million. Of this amount, 390,950 shares were repurchased during the three month period ended September 30, 2006 for approximately $6.8 million. For the six month period ended September 30, 2006, 674,933 shares were repurchased for approximately $12.1 million. On October 24, 2006, the board of directors ended the share repurchase authorization.



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

     The Company designs and manufactures institutional furniture and markets its products in niche markets. The Company's current product lines consist of multipurpose room furniture, fence products, and healthcare seating. In addition, the Company continues to pursue development of new products and the acquisition of product lines or companies that will be complementary to the Company's businesses.

     MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture line consists of lightweight, durable, folding leg tables, stacking chairs, folding chairs, lecterns, portable partitions, portable dance floors, and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the Company's multipurpose room product line. The current and future growth of the Company's multipurpose room furniture operations depends largely upon conditions in the industry, the Company's ability to successfully introduce and market new product lines of multipurpose room furniture and its ability to profitably increase its market penetration into existing and new markets.

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. Since 2004, the institutional furniture marketplace has seen sustained growth. For the current calendar year through August, the Business and Institutional Furniture Manufacturer's Association has reported continued growth at 8 percent, and are estimating growth for the full calendar year of 9 percent. The Company is encouraged by these forecasts and is cautiously optimistic that the industry will continue its growth and that the Company's multipurpose room sales volume will likewise continue to grow.

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

     FENCE PRODUCTS. Recently, the Company has started designing, manufacturing, and marketing a line of rotomolded fence panel products to be used in commercial and residential fencing application. The Company is using the facility and equipment originally acquired for use in a next generation table line for the manufacture of fence panels and posts, which are outside of its current institutional furniture market. The Company is encouraged by the response from customers who have purchased the product, as well as the response from potential customers who have viewed and handled the product.
The Company plans to continue building its capacity and refining its manufacturing techniques as it breaks into this marketplace and is hopeful that fencing will contribute to its sales growth. However, the Company cannot guarantee that it will be successful in marketing these fencing products or in utilizing its existing capacity.

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

<PAGE) 17

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

Compensation cost is recognized net of a forfeiture rate for only those awards expected to vest on a straight-line basis over the requisite service period. Reasonable judgment is required in the determination of the fair value of share-based payment on the date of grant using an option-pricing model with assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected term of the awards, the expected stock price volatility over the term of the awards, the expected dividends of the awards, the risk-free interest rate of the awards, and an estimate of the amount of awards that are expected to be forfeited. If factors change and different assumptions are employed to the application of SFAS No. 123R in future periods, the stock-based compensation expense recorded under SFAS No. 123R may differ significantly from what was recorded in the current period.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

     NET SALES. The Company's second quarter fiscal 2007 net sales of $15,781,000 were up 12 percent as compared with the second quarter net sales in the prior fiscal year. For the quarter ended September 30, 2006, the increase reflects sales increases at the healthcare chair operations of 22 percent as compared to the prior year's quarter due largely to higher U.S. sales. Net sales also increased at the Company's multipurpose room operations for the quarter ended September 30, 2006 as compared to the prior year's quarter by 8 percent. The Company's total international sales represented 17 percent of net sales for the quarter ended September 30, 2006 as compared to 15 percent of net sales for the prior year's quarter. The increase in sales at the multipurpose room operations was due to table sales being higher by 9 percent as compared to the prior year's quarter, an 8 percent increase in chair sales, and a 6 percent increase in other sales. In addition, the Company shipped $348,000 of its new fence product in the current quarter. No fence product was shipped in the prior year's second quarter. During the quarter, the Company also began seeing success at fully staffing its production operations at the multipurpose room operations in response to increased sales volume. This resulted in a partial reduction in the high levels of backlogs and lead times that were experienced at the end of the June quarter. However, these levels still remain higher than normal as of the end of the September quarter. At this time, the Company believes that the improvements experienced during the September quarter will continue through the upcoming December quarter resulting in being able to return its backlog and lead times to more normal levels by the end of the third quarter. If the Company is able to work through its backlog and if sales increases continue at the current rate, the Company expects that its overall net sales will be up to 10 percent higher in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. However, the Company cannot ensure that it will be successful or that it will reach this increased sales level.

     For the six months ended September 30, 2006, the Company's net sales of $30,483,000 represented an increase of 7 percent over the same period in the prior fiscal year. For the six months ended September 30, 2006, the increase reflects sales increases, as compared to the six months ended September 30, 2005, of 3 percent in the Company's multipurpose room operations and 23 percent in the Company's healthcare chair operations. The Company's total international sales represented 14 percent of net sales for the six months ended September 30, 2006 as compared to 16 percent in the prior year's period. The 3 percent increase in the Company's multipurpose room operations is attributed to a 6 percent increase in chair sales, a 2 percent increase in table sales, and a 4 percent increase in other sales. For the six months ended September 30, 2006, table sales accounted for 54 percent of net sales, multipurpose room chair sales accounted for 23 percent, and healthcare chairs were 14 percent. Other sales, consisting primarily of sales of carts, portable partitions and lecterns, totaled 7 percent of the Company's net sales. In addition, the Company shipped $453,000 of its new fence product during the six months ended September 30, 2006. No fence product was shipped in the prior year period.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended September 30, 2006 decreased by 4 percentage points as compared to the same quarter in the prior fiscal year to 32 percent. The lower margin was due primarily to higher material, labor and overhead costs, as a percent of sales, at the multipurpose room operation. The higher material costs resulted from increasing raw material costs and lowered manufacturing efficiencies. The labor cost increase resulted from increases in production wages as well as increased overtime as compared to the prior year's second quarter. Overhead costs, as a percent of sales, were also higher during the current quarter as compared to the prior year's quarter at both the multipurpose room and the healthcare seating operations. In addition, the Company incurred higher material, labor and overhead costs related to the continued startup of the fence operations in the current quarter. The Company also recognized $28,000 in stock-based compensation expense in costs of products sold for the period ended September 30, 2006.

     Gross profit as a percentage of net sales in the six months ended September 30, 2006 decreased by 4 percentage points as compared to the same quarter in the prior fiscal year to 33 percent. The lower margin was due primarily to higher material and labor costs, as a percent of sales, at the multipurpose room operation. The higher material costs resulted from increasing raw material costs and lowered manufacturing efficiencies. The labor cost increase resulted from increases in production wages as well as increased overtime as compared to the prior year's period. Labor and overhead costs, as a percent of sales, were also higher during the current six month period as compared to the prior year's period at the healthcare seating operations. In addition, the Company incurred higher material, labor and overhead costs related to the continued startup of the fence operations in the six month period. The Company also recognized $51,000 in stock-based compensation expense in costs of products sold for the six months ended September 30, 2006.

     SELLING EXPENSES. Selling expenses were 13 percent of net sales in the second quarter of fiscal 2007 as compared to 14 percent in the prior year's quarter. Actual expenses increased by $157,000. Multipurpose room furniture selling costs increased by $112,000 over the prior fiscal year. This increase resulted primarily from higher commission costs, higher trade show costs, and the recognition in the current quarter of $18,000 in stock-based compensation expense. These increases were partially offset by lower office and sales samples expenses. Selling expenses at the healthcare seating operations increased by $45,000 over the prior fiscal year primarily due to higher commission costs due to the higher sales volume.

     Selling expenses were 14 percent of net sales in the six months ended September 30, 2006 and 2005. Actual expenses increased by $299,000. Multipurpose room furniture selling costs increased by $222,000 over the prior fiscal year. This increase resulted primarily from higher commission costs, new representative salary costs, and the recognition in the current period of $33,000 in stock-based compensation expense. These increases were partially offset by lower office and sales samples expenses. Selling expenses at the healthcare seating operations increased by $77,000 over the prior fiscal year primarily due to higher commission costs due to the higher sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4 percent of net sales for the second quarter of fiscal 2007 as compared to 3 percent in the second quarter of fiscal 2006. Actual spending increased by $191,000. The increase was primarily due to higher personnel expenditures, higher costs for outside services and bank fees related to the new line of credit, and $29,000 in stock-based compensation expense.

     General and administrative expenses were 4 percent of net sales for the six months ended September 30, 2006 and 2005. Actual spending increased by $121,000. The increase was primarily due to higher personnel expenditures, higher costs for legal and professional fees, and $40,000 in stock-based compensation expense.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2 percent of net sales for the second quarter of fiscal 2007 as compared to 4 percent in the prior fiscal year. Actual spending decreased by $138,000 primarily due to lower outside services costs as well as lower depreciation costs due to classifying the fence related costs in the current year as a production expense rather than a research and development expense. These decreases were partially offset by higher prototyping costs and stock-based compensation expenses of $9,000.

     Research and development expenses were 3 percent of net sales for the six month period ended September 30, 2006 and 2005. Actual spending decreased by $124,000 primarily due to lower outside services costs as well as lower depreciation costs due to classifying the fence related costs in the current year as a production expense rather than a research and development expense. These decreases were partially offset by higher prototyping costs and stock-based compensation expenses of $15,000.

     OTHER INCOME AND EXPENSE. Other income and expense netted to income of $34,000 for the second quarter of fiscal 2007 as compared to a net expense of $59,000 for the second quarter of fiscal 2006. Second quarter interest income was lower at $32,000 as compared to $67,000 in the second quarter of the prior fiscal year due to lower investment balances, partially offset by higher rates of return. Due to the use of a line of credit during the quarter, the Company incurred interest expense of $11,000 in the current quarter. Other income totaled $13,000 for the current quarter and consisted of $9,000 in gains on currency exchange and $4,000 in other income.

     Other income and expense netted to $34,000 for the six month period ended September 30, 2006 as compared to $47,000 for the prior year period. Interest income was lower at $109,000 as compared to $140,000 in the prior fiscal year due to lower investment balances, partially offset by higher rates of return. Due to the use of a line of credit during the period, the Company incurred interest expense of $11,000 in the current period. Other expenses totaled $64,000 for the current period and consisted of $69,000 in losses on currency exchange partially offset by $5,000 in other income.

     NET INCOME. For the reasons stated above, the Company's fiscal 2007 second quarter net income of $1,334,000 decreased $111,000 or 8 percent as compared to the second quarter net income in the prior fiscal year. For the six month period ended September 30, 2006, net income was $2,603,000, a decrease of $360,000 from the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of repurchase agreements collateralized with U.S. Treasury securities, totaled $0.56 million at September 30, 2006 as compared to $4.79 million at March 31, 2006.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                    SIX MONTHS ENDED
                                                   SEPTEMBER 30, 2006
                                                   ------------------
Net cash provided by operating activities. . . .     $ 1,264,000
Net sales of available-for-sale securities . . .       4,551,000
Purchase and retirement of common stock. . . . .     (12,124,000)
Purchases of property and equipment. . . . . . .      (1,638,000)
Proceeds from long-term debt . . . . . . . . . .       3,561,000
Net proceeds from exercise of stock options. . .         119,000

     The decrease in cash and cash equivalents was due primarily to stock repurchases ($12.12 million) and purchases of property and equipment ($1.64 million). The decrease was partially offset by cash provided by operating activities ($1.26 million), the net sale of available-for-sale securities ($4.55 million), the proceeds from long-term debt ($3.56 million), and net proceeds related to the exercise of stock options ($0.12 million).

     Historically, the Company has financed its growth primarily through cash flow from its operations. On August 21, 2006, the Company entered into a Loan Agreement and Promissory Note ("Loan") between the Company and Zions First National Bank to provide an unsecured revolving line of credit of up to $5.0 million. The Loan expires on September 1, 2008. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan contains negative and affirmative covenants. As of September 30, 2006, the Company was in compliance with all debt covenants. As of September 30, 2006, the Company had $3.6 million of borrowings outstanding on the line of credit. The Company's subsidiary, Broda Enterprises, also has a line of credit with a limit of $0.90 million. As of September 30, 2006, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of September 30, 2006, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At September 30, 2006, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.19 million. There is no assurance that such options will be exercised.

     The Company is in the process of constructing two manufacturing facilities, one located adjacent to its Orem facility and the other located in Waterloo, Ontario, Canada. The new Orem facility will have 47,000 square feet of warehousing and light manufacturing floorspace. The Company estimates that this facility will cost $3.0 million and that it will be completed by June 2007. The new Waterloo facility will have 42,000 square feet of office, warehousing, and manufacturing floorspace. This facility is anticipated to replace the existing facilities that the Company is currently leasing. The Company estimates that this facility will cost $2.9 million and that it will be completed by June 2007. The Company anticipates funding the construction of these facilities utilizing operating cash flows and existing lines of credit. However, it may be necessary to increase these lines of credit in order to fund this construction.

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares and on August 3, 2006, the board of directors again increased the share repurchase authorization an additional 400,000 shares, bringing the total authorized to 1,250,000. As of September 30, 2006, 1,156,779 shares had been repurchased for approximately $20.1 million. Of this amount, 390,950 shares were repurchased during the three month period ended September 30, 2006 for approximately $6.8 million. For the six month period ended September 30, 2006, 674,933 shares were repurchased for approximately $12.1 million. At a meeting of the board of directors on October 24, 2006, the board ended the current stock repurchase program.

     The Company's material cash commitments at September 30, 2006 include current liabilities of $5.84 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                SEPTEMBER 30,      MARCH 31,
                                                    2006             2006
                                                  ----------       ----------
Accounts payable. . . . . . . . . . . . . . . .   $2,658,000       $1,989,000
Accrued payroll . . . . . . . . . . . . . . . .    1,585,000        1,080,000
Accrued warranty expense. . . . . . . . . . . .      471,000          470,000
Deferred revenue. . . . . . . . . . . . . . . .      727,000          492,000
Income taxes payable. . . . . . . . . . . . . .      163,000           88,000
Other accruals. . . . . . . . . . . . . . . . .      239,000          297,000
                                                  ----------       ----------
Total current liabilities . . . . . . . . . . .   $5,843,000       $4,416,000
                                                  ==========       ==========

     The Company has also entered into two operating lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $15,000) per month through April 2007.


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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions or cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing include, but are not limited to:

   - statements that the Company continues to pursue new product development and acquisitions of product lines or companies that would be complementary to the Company's businesses;
   - references to predicted increases in the institutional furniture and U.S. office furniture markets;
   - statements that the Company plans to continue building its capacity and refining its manufacturing techniques, and its hope that fencing will contribute to its sales growth;
   - statements that the Company anticipates launching at least one additional chair line, as well as enhance its current offering;
   - statements that the Company anticipates developing additional complementary chair lines and further penetrating its existing marketplace with its current line of chairs;
   - statements about the Company's belief that it will be able to fully realize the impaired value of the assets associated with the next generation table project;
   - statements that the Company anticipates that its sales volumes during the third quarter of fiscal 2007 will be up to 10 percent higher as compared to the sales levels of the third quarter of fiscal 2006;
   - the statement that the Company intends to expand the number of direct employees hired to market its healthcare seating products in the coming years;
   - statements that management believes it is more likely than not that future earnings will be sufficient to recover deferred tax assets;
   - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months; and
   - statements that management believes it will be able to work through its backlog and return its backlog and lead times to more normal levels during the quarter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the three months ended September 30, 2006. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of September 30, 2006, no forward contracts were outstanding or entered into during the three months ended September 30, 2006. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.


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

                        PART II:  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

                    ISSUER PURCHASES OF EQUITY SECURITIES*

                                               Total Number
                                                 of Shares    Maximum Number
                                                 Purchased      of Shares
                                                  as Part      that May Yet
                    Total Number   Average      of Publicly    Be Purchased
                     Of Shares    Price Paid  Announced Plans Under the Plans
Period               Purchased    Per Share     or Programs     or Programs
-----------------  -------------  ----------   -------------   -------------
July 1 -
July 31, 2006                 0

August 1 -
August 31, 2006         387,650        17.41

September 1 -
September 30, 2006        3,300        18.80
-----------------  -------------   ----------  -------------   -------------
Total                   390,950       $17.42      1,156,779               0
=================  =============   ==========  =============   =============

* On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares and on August 3, 2006 increased it by an additional 400,000 shares. On October 24, 2006, the board ended the share repurchase authorization. This table details the activity in the share repurchase program for the three month period ended September 30, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of the shareholders on August 3, 2006. At the Annual Meeting, Gregory L. Wilson, Ralph E. Crump, Peter Najar, C. Lewis Wilson, and Hal B. Heaton were elected to serve as directors of the Company until the next annual meeting or until their successors are elected. The results of the voting were as follows:

                                         Shares        Shares       Shares
                                    Voted in Favor    Withheld    Not Voted
                                       ---------      --------    ---------
Gregory L. Wilson                      3,488,094       12,225      214,378
Ralph E. Crump                         3,496,849        3,470      214,378
C. Lewis Wilson                        3,470,129       30,190      214,378
Peter Najar                            3,477,169       23,150      214,378
Hal B. Heaton                          3,477,214       23,105      214,378

     Also at the Annual Meeting of the shareholders, the shareholders voted to approve the adoption of the Company's 2006 Stock Incentive Plan. The results of that voting were as follows:

                  Shares Voted in Favor:   2,717,769
                  Shares Voted Against:      114,745
                  Shares Abstained:           17,413
                  Non-Votes:                 650,392
                  Shares Not Voted:          214,378

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

    10.1 Loan Agreement between Zions First National Bank and the Company, dated August 21, 2006 (incorporated by reference to Exhibit 10 of the Company's Form 8-K dated August 24, 2006).

    10.2 2006 Stock Incentive Plan, dated August 3, 2006 (incorporated by incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated August 7, 2006).

    10.3 Form of incentive stock option agreement for 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated August 7, 2006).

    10.4 Form of non-qualified stock option agreement for 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K dated August 7, 2006).

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

                                        MITY Enterprises, Inc.


Date: October 24, 2006                  /s/ Bradley T Nielson
                                        -------------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: October 24, 2006                  /s/ Paul R. Killpack
                                        -------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)