Form 10-Q
period 2006-12-31
MITY ENTERPRISES INC
filed 2007-01-31
CIK 921030

-----------------------------------------------------------------------------
                United States Securities and Exchange Commission
                            Washington, D.C. 20549
           -----------------------------------------------------------

                                  Form 10-Q
(Mark One)
           [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2006

                                      or

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

     There were 3,331,683 shares of the registrant's Common Stock, par value $.01 per share, outstanding on January 30, 2007.
-----------------------------------------------------------------------------

                         PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             MITY ENTERPRISES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                                  DECEMBER 31,     MARCH 31,
                                                     2006            2006
                                                  -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . $   239,000     $ 4,787,000
  Available-for-sale securities . . . . . . . . .        --         4,547,000
  Accounts receivable, less allowances of
    $143,000 at December 31, 2006 and
    $140,000 at March 31, 2006. . . . . . . . . .   8,601,000       6,718,000
  Inventories . . . . . . . . . . . . . . . . . .   4,346,000       2,587,000
  Prepaid expenses and other current assets . . .     748,000         655,000
  Deferred income tax assets. . . . . . . . . . .     360,000         402,000
                                                  -----------     -----------
Total current assets. . . . . . . . . . . . . . .  14,294,000      19,696,000
Property and equipment, net . . . . . . . . . . .  14,262,000      12,485,000
Deferred income tax assets. . . . . . . . . . . .     240,000         248,000
Goodwill, net . . . . . . . . . . . . . . . . . .   2,360,000       2,358,000
Other assets. . . . . . . . . . . . . . . . . . .      97,000          32,000
                                                  -----------     -----------
Total assets. . . . . . . . . . . . . . . . . . . $31,253,000     $34,819,000
                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . $ 2,480,000     $ 1,989,000
 Accrued expenses and other current liabilities .   3,131,000       2,427,000
                                                  -----------     -----------
Total current liabilities . . . . . . . . . . . .   5,611,000       4,416,000
Net borrowing on line of credit . . . . . . . . .   3,298,000            --
                                                  -----------     -----------
Total liabilities . . . . . . . . . . . . . . . .   8,909,000       4,416,000
Commitments and contingencies . . . . . . . . . .        --              --
Stockholders' equity:
    Preferred stock, par value $.10 per share;
      authorized 3,000,000 shares; no shares
      issued and outstanding. . . . . . . . . . .        --              --
    Common stock, par value $.01 per share;
      authorized 10,000,000 shares; issued and
      outstanding 3,328,031 at December 31, 2006
      and 3,990,303 at March 31, 2006 . . . . . .      33,000          40,000
    Additional paid-in capital. . . . . . . . . .  10,552,000      12,244,000
    Retained earnings . . . . . . . . . . . . . .  10,898,000      17,247,000
    Accumulated other comprehensive income. . . .     861,000         872,000
                                                  -----------     -----------
  Total stockholders' equity. . . . . . . . . . .  22,344,000      30,403,000
                                                  -----------     -----------
Total liabilities and stockholders' equity. . . . $31,253,000     $34,819,000
                                                  ===========     ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                  THREE MONTHS ENDED DEC. 31,
                                                      2006           2005
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $15,242,000    $13,408,000
Cost of products sold . . . . . . . . . . . . . .   10,535,000      8,862,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .    4,707,000      4,546,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    2,256,000      2,027,000
  General and administrative. . . . . . . . . . .      557,000        488,000
  Research and development. . . . . . . . . . . .      344,000        375,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    3,157,000      2,890,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    1,550,000      1,656,000
Other income
  Interest income . . . . . . . . . . . . . . . .        4,000         81,000
  Interest expense. . . . . . . . . . . . . . . .      (51,000)          -
  Other, net. . . . . . . . . . . . . . . . . . .      124,000        (17,000)
                                                   -----------    -----------
Total other income, net . . . . . . . . . . . . .       77,000         64,000
                                                   -----------    -----------
Income before provision for income taxes. . . . .    1,627,000      1,720,000
Provision for income taxes. . . . . . . . . . . .      553,000        521,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 1,074,000    $ 1,199,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      0.32    $      0.29
                                                   ===========    ===========
Weighted average number of common shares - basic.    3,326,221      4,076,166
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      0.32    $      0.28
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    3,403,628      4,221,533
                                                   ===========    ===========


         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                                                   NINE MONTHS ENDED Dec. 31,
                                                      2006           2005
                                                   -----------    -----------
Net sales . . . . . . . . . . . . . . . . . . . .  $45,725,000    $41,845,000
Cost of products sold . . . . . . . . . . . . . .   30,890,000     26,856,000
                                                   -----------    -----------
Gross profit. . . . . . . . . . . . . . . . . . .   14,835,000     14,989,000
Expenses:
  Selling . . . . . . . . . . . . . . . . . . . .    6,455,000      5,927,000
  General and administrative. . . . . . . . . . .    1,799,000      1,609,000
  Research and development. . . . . . . . . . . .    1,121,000      1,276,000
                                                   -----------    -----------
Total expenses. . . . . . . . . . . . . . . . . .    9,375,000      8,812,000
                                                   -----------    -----------
Income from operations. . . . . . . . . . . . . .    5,460,000      6,177,000
Other income
  Interest income . . . . . . . . . . . . . . . .      113,000        221,000
  Interest expense. . . . . . . . . . . . . . . .      (62,000)          -
  Other, net. . . . . . . . . . . . . . . . . . .       60,000       (110,000)
                                                   -----------    -----------
Total other income, net . . . . . . . . . . . . .      111,000        111,000
                                                   -----------    -----------
Income before provision for income taxes. . . . .    5,571,000      6,288,000
Provision for income taxes. . . . . . . . . . . .    1,894,000      2,126,000
                                                   -----------    -----------
Net income. . . . . . . . . . . . . . . . . . . .  $ 3,677,000    $ 4,162,000
                                                   ===========    ===========
Basic earnings per share. . . . . . . . . . . . .  $      1.03    $      1.01
                                                   ===========    ===========
Weighted average number of common shares - basic.    3,577,615      4,135,492
                                                   ===========    ===========

Diluted earnings per share. . . . . . . . . . . .  $      1.00    $      0.97
                                                   ===========    ===========
Weighted average number of common and common
 equivalent shares - diluted. . . . . . . . . . .    3,675,154      4,288,388
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

                             MITY ENTERPRISES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2006           2005
                                                   -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . .   $ 3,677,000    $ 4,162,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization. . . . . . . .     1,265,000      1,092,000
    Deferred taxes . . . . . . . . . . . . . . .        50,000        128,000
    Net loss on disposal of property and
     equipment . . . . . . . . . . . . . . . . .         4,000         37,000
    Tax benefit from exercise of stock options .          -           248,000
    Excess tax benefit from stock-based
     compensation. . . . . . . . . . . . . . . .       (12,000)          -
    Stock-based compensation . . . . . . . . . .       223,000           -
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . .    (1,907,000)      (159,000)
      Inventories. . . . . . . . . . . . . . . .    (1,763,000)      (353,000)
      Prepaid expenses and other current assets.      (101,000)      (143,000)
      Accounts payable . . . . . . . . . . . . .        (2,000)      (158,000)
      Accrued expenses and other current
       liabilities . . . . . . . . . . . . . . .       727,000        151,000
                                                   -----------     ----------
Net cash provided by operating activities. . . .     2,161,000      5,005,000
                                                   -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities . . .      (781,000)    (3,580,000)
Sales and maturities of available-for-sale
  securities . . . . . . . . . . . . . . . . . .     5,332,000      6,223,000
Proceeds from sales of property and equipment. .         4,000         21,000
Net decrease (increase) in other assets. . . . .       (67,000)        78,000
Purchases of property and equipment. . . . . . .    (2,563,000)    (1,240,000)
                                                   -----------     ----------
Net cash provided by investing activities. . . .     1,925,000      1,502,000
                                                   -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of stock options and
  issuance of shares to the 401(k) plan. . . . .       165,000        773,000
Excess tax benefit from stock-based compensation        12,000           -
Net proceeds from line of credit . . . . . . . .     3,298,000           -
Purchases and retirement of common stock . . . .   (12,124,000)    (6,443,000)
                                                   -----------     ----------
Net cash used in financing activities. . . . . .    (8,649,000)    (5,670,000)
                                                   -----------     ----------
Effect of exchange rate changes on cash. . . . .        15,000         15,000
                                                   -----------     ----------
Net increase (decrease) in cash and cash
 equivalents . . . . . . . . . . . . . . . . . .    (4,548,000)       852,000

Cash and cash equivalents at beginning of period     4,787,000      3,940,000
                                                   -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . .   $   239,000    $ 4,792,000
                                                   ===========    ===========

         See accompanying notes to unaudited condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   NINE MONTHS ENDED DEC. 31,
                                                      2006           2005
                                                   ----------     ----------
Cash paid during the period for income taxes . . . $1,998,000     $2,224,000

Cash paid during the period for interest . . . . .     46,000           -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

As of December 31, 2006, $518,000 of additions to property and equipment were accrued as accounts payable.

During the nine months ended December 31, 2006, 56 matured shares (i.e. shares owned for more than six months) of the Company's common stock with a value of approximately $1,000 were surrendered in exchange for the exercise of stock options.



         See accompanying notes to unaudited condensed consolidated financial statements.

                              MITY ENTERPRISES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

Interim Period Accounting Policies

     In the opinion of the management of MITY Enterprises, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position and results of operations for the interim periods. Results of operations for the three months and nine months ended December 31, 2006 are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2007.

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

     For the three and nine months ended December 31, 2006, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $84,000 and $223,000, respectively. Of this amount, $28,000 and $79,000, respectively, was in cost of products sold, $18,000 and $51,000, respectively, was in selling expenses, $29,000 and $69,000, respectively, was in general and administrative expenses, and $9,000 and $24,000, respectively, was in research and development expenses. Stock-based compensation expense (net of an expected forfeiture rate) was recognized for only those awards expected to vest on a straight-line basis over the requisite service period. The stock-based compensation expense associated with the adoption of SFAS No. 123R reduced net operating income and net income for the three and nine months ended December 31, 2006 by $84,000 and $223,000, respectively, basic earnings per share by $0.03 and $0.02 per share, respectively, and diluted earnings per share by $0.06 per share. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was approximately $679,000 and is expected to be recognized through the year ending March 31, 2012. The total income tax benefit related to share-based compensation for the nine months ended December 31, 2006 which is recorded in additional paid-in capital was $12,000 and was shown as a cash flow from operating and financing activities in the condensed consolidated statements of cash flows. The $223,000 stock-based compensation expense is also included in cash flows from operating activities as an adjustment to reconcile net income to net cash provided by operating activities.

     Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method outlined in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for stock-based compensation for the prior nine month period ended December 31, 2005. Had compensation cost of the Company's two stock-based compensation plans been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:
                                     THREE MONTHS ENDED   NINE MONTHS ENDED
                                     DECEMBER 31, 2005    DECEMBER 31, 2005
                                     ------------------   -----------------
Net income, as reported                   $1,199,000          $4,162,000
Deduct: Total stock-based employee
 compensation  expense determined
 under fair value based method for
 all awards, net of related tax               57,000             171,000
                                          ----------          ----------
Pro forma net income                      $1,142,000          $3,991,000
                                          ==========          ==========
Earnings per share - basic:
  As reported                                  $0.29              $1.01
  Pro forma                                     0.28               0.97

Earnings per share - diluted:
  As reported                                  $0.28              $0.97
  Pro forma                                     0.27               0.93

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

                                          WEIGHTED      REMAINING
                               NUMBER      AVERAGE     CONTRACTUAL INTRINSIC
                             OF OPTIONS EXERCISE PRICE TERM(YEARS)   VALUE
                             ---------- -------------- ----------- ---------
Outstanding at April 1, 2006   375,371      $12.28
Granted                        108,500       17.05
Exercised                       (9,630)      11.08
Forfeited                      (22,751)      17.02
                             ----------- -------------
Outstanding at Dec. 31, 2006   451,490      $13.21         6.13    $2,115,000

Exercisable at Dec. 31, 2006   285,713      $11.17         4.38    $1,923,000

Options vest over a one- to four-year period and are generally exercisable over ten years.

    The table below presents information related to stock option activity for the nine months ended December 31, 2006 and 2005:
                                                   NINE MONTHS ENDED DEC. 31,
                                                      2006           2005
                                                   ----------      ---------
Total intrinsic value of stock options exercised . $   68,000      $ 813,000
Cash received from stock option exercises. . . . .    107,000        722,000
Net income tax benefit from the exercise and sale
 of stock options. . . . . . . . . . . . . . . . .     12,000        248,000

     During the nine months ended December 31, 2006, 108,500 options were granted. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with expected volatility of 23 percent, risk free interest rate of 4.82 percent, and an expected life of five years. The average risk-free interest rate was determined using the U.S. Treasury rate in effect as of the date of grant, based on the expected term of the option. The expected term of the options was determined using historical data. The expected price volatility was determined using a weighted average of monthly historical volatility of the Company's stock price over the corresponding expected option life. The weighted-average estimated fair value per share of options granted was $5.24. During the three months ended December 31, 2006 and the three months and nine months ended December 31, 2005, no options were granted.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company adopted SFAS No. 154 on April 1, 2006. The adoption of SFAS No. 154 did not have any impact on the Company's consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its consolidated financial statements.


2.  INVENTORIES

     Inventories consisted of the following:
                                                 DECEMBER 31,      MARCH 31,
                                                    2006             2006
                                                 -----------      -----------
               Materials and supplies . . . .    $ 2,788,000      $ 1,730,000
               Work-in-progress . . . . . . .        238,000          174,000
               Finished goods . . . . . . . .      1,320,000          683,000
                                                 -----------      -----------
                                                 $ 4,346,000      $ 2,587,000
                                                 ===========      ===========

3.  COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company's comprehensive income consists of foreign currency adjustments and unrealized gains and losses on available-for-sale securities. For the three and nine months ended December 31, 2006, net income exceeded comprehensive income by $269,000 and $11,000, respectively, consisting of $269,000 and $15,000 in foreign currency translation losses, partially offset by $0 and $4,000 in unrealized gains in available-for-sale securities, net of tax effects. For the three and nine months ended December 31, 2005, comprehensive income exceeded net income by $25,000 and $205,000, respectively, consisting of $23,000 and $199,000 in foreign currency translations gains and $2,000 and $6,000 in unrealized gains on available-for-sale securities, net of tax effects.


4.  BUSINESS SEGMENT INFORMATION

     In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," management views the Company as being three business segments: multipurpose room furniture, fence, and healthcare seating, with multipurpose room furniture being the principal business segment. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, portable partitions, and other related products. During the nine months ended December 31, 2006, the Company determined that fence products met the criteria of a separate segment of the Company. The fence product segment includes a line of rotomolded fence panel products to be used in commercial and residential fencing applications. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment represents all of the Company's foreign-based sales. Corporate related assets and expenditures are included in the multipurpose room furniture segment.

     Reportable segment data of continuing operations reconciled to the consolidated financial statements for the three months and nine months ended December 31, 2006 and 2005 is as follows:

                                             THREE MONTHS ENDED DECEMBER 31,
                                                  2006              2005
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $12,569,000       $11,370,000
  Fence. . . . . . . . . . . . . . . . . . .       346,000              -
  Healthcare seating . . . . . . . . . . . .     2,327,000         2,038,000
                                               -----------       -----------
                                               $15,242,000       $13,408,000
                                               ===========       ===========
Income (loss) from operations:
  Multipurpose room furniture. . . . . . . .   $ 1,320,000       $ 1,249,000
  Fence. . . . . . . . . . . . . . . . . . .      (300,000)             -
  Healthcare seating . . . . . . . . . . . .       530,000           407,000
                                               -----------       -----------
                                               $ 1,550,000       $ 1,656,000
                                               ===========       ===========
Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   272,000       $   310,000
  Fence. . . . . . . . . . . . . . . . . . .       104,000              -
  Healthcare seating . . . . . . . . . . . .        61,000            52,000
                                               -----------       -----------
                                               $   437,000       $   362,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $   448,000       $   602,000
  Fence. . . . . . . . . . . . . . . . . . .         6,000              -
  Healthcare seating . . . . . . . . . . . .       571,000           228,000
                                               -----------       -----------
                                               $ 1,025,000       $   830,000
                                               ===========       ===========


                                              NINE MONTHS ENDED DECEMBER 31,
                                                  2006              2005
                                               -----------       -----------
Net sales:
  Multipurpose room furniture. . . . . . . .   $38,298,000       $36,320,000
  Fence. . . . . . . . . . . . . . . . . . .       799,000              -
  Healthcare seating . . . . . . . . . . . .     6,628,000         5,525,000
                                               -----------       -----------
                                               $45,725,000       $41,845,000
                                               ===========       ===========
Income (loss) from operations:
  Multipurpose room furniture. . . . . . . .   $ 4,961,000       $ 5,129,000
  Fence. . . . . . . . . . . . . . . . . . .      (954,000)             -
  Healthcare seating . . . . . . . . . . . .     1,453,000         1,048,000
                                               -----------       -----------
                                               $ 5,460,000       $ 6,177,000
                                               ===========       ===========

Depreciation and amortization expense:
  Multipurpose room furniture. . . . . . . .   $   790,000       $   961,000
  Fence. . . . . . . . . . . . . . . . . . .       303,000              -
  Healthcare seating . . . . . . . . . . . .       172,000           131,000
                                               -----------       -----------
                                               $ 1,265,000       $ 1,092,000
                                               ===========       ===========
Capital expenditures, net:
  Multipurpose room furniture. . . . . . . .   $ 1,193,000       $   959,000
  Fence. . . . . . . . . . . . . . . . . . .       145,000              -
  Healthcare seating . . . . . . . . . . . .     1,225,000           281,000
                                               -----------       -----------
                                               $ 2,563,000       $ 1,240,000
                                               ===========       ===========

                                                DECEMBER 31,       MARCH 31,
                                                    2006             2006
                                                 -----------      -----------
Total assets:
  Multipurpose room furniture. . . . . . . .     $22,002,000      $28,735,000
  Fence. . . . . . . . . . . . . . . . . . .       1,739,000             -
  Healthcare seating . . . . . . . . . . . .       7,512,000        6,084,000
                                                 -----------      -----------
                                                 $31,253,000      $34,819,000
                                                 ===========      ===========
Total goodwill:
  Multipurpose room furniture. . . . . . . .     $ 1,085,000      $ 1,085,000
  Fence. . . . . . . . . . . . . . . . . . .           -                 -
  Healthcare seating . . . . . . . . . . . .       1,275,000      $ 1,273,000
                                                 -----------      -----------
                                                 $ 2,360,000      $ 2,358,000
                                                 ===========      ===========

5.  COMPUTATION OF NET INCOME PER SHARE

The following is the Company's reconciliation of basic and diluted net income per share for the three months and nine months ended December 31, 2006 and 2005, respectively.

                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                   DECEMBER 31,              DECEMBER 31,
                                 2006        2005         2006        2005
                             ----------- -----------  ----------- -----------
Net income as reported. . . .$ 1,074,000 $ 1,199,000  $ 3,677,000 $ 4,162,000
                             =========== ===========  =========== ===========
BASIC:
 Weighted average number of
  common shares outstanding .  3,326,221   4,076,166    3,577,615   4,135,492
                             =========== ===========  =========== ===========
 Basic net income per share .     $ 0.32      $ 0.29       $ 1.03      $ 1.01
                             =========== ===========  =========== ===========
DILUTED:
 Common and common equivalent
  shares outstanding:
 Weighted average number of
  common shares outstanding .  3,326,221   4,076,166    3,577,615   4,135,492
   Common stock equivalents
    from options computed on
    the treasury-stock method
    using the average fair
    market value of common
    stock outstanding during
    the period  . . . . . . .     77,407     145,367       97,539     152,896
                             ----------- -----------  ----------- -----------
   Shares used in the
    computation . . . . . . .  3,403,628   4,221,533    3,675,154   4,288,388
                             =========== ===========  =========== ===========
 Diluted net income per share     $ 0.32      $ 0.28       $ 1.00      $ 0.97
                             =========== ===========  =========== ===========

6.  LINE OF CREDIT

     On August 21, 2006, the Company entered into a Loan Agreement and Promissory Note ("Loan") between the Company and Zions First National Bank to provide an unsecured revolving line of credit of up to $5.0 million. The Loan expires on September 1, 2008. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required.
Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan contains negative and affirmative covenants. As of December 31, 2006, the Company is in compliance with all debt covenants. As of December 31, 2006, the Company had $3.3 million of borrowings on the line of credit.

7.  NOTES RECEIVABLE

     During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and created a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $6,000 and is being amortized over a nine and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. The Company has no reserve for this note receivable as of December 31, 2006 and March 31, 2006, respectively. At December 31, 2006, the gross value of this note receivable was $33,000 as compared to $80,000 as of March 31, 2006. At December 31, 2006, all of this note receivable is included in prepaid expenses and other current assets. As of December 31, 2006, the dealer was current on payments on this note receivable. The Company has another note receivable for $19,000, of which $10,000 is current.


8.  STOCK REPURCHASE

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares and on August 3, 2006, the board of directors again increased the share repurchase authorization an additional 400,000 shares, bringing the total authorized to 1,250,000. As of December 31, 2006, 1,156,779 shares had been repurchased for approximately $20.1 million. Of this amount, no shares were repurchased during the three month period ended December 31, 2006. For the nine month period ended December 31, 2006, 674,933 shares were repurchased for approximately $12.1 million. On October 24, 2006, the board of directors ended the share repurchase authorization.

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

     MULTIPURPOSE ROOM FURNITURE OUTLOOK. Since 2004, the institutional furniture marketplace has seen sustained growth. For the calendar year 2006 through November, the Business and Institutional Furniture Manufacturer's Association has reported continued growth at 8 percent, and are estimating growth for calendar year 2007 of 9 percent. The Company is encouraged by these forecasts and is cautiously optimistic that the industry will continue its growth and that the Company's multipurpose room sales volume will likewise continue to grow.

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

     During the quarter ended December 31, 2006, the Company started shipping its new dance floor product line. The Company manufactures, markets, and sells this product line through an exclusive patent license agreement with the inventor of the product. The Company is encouraged by the customer response that it has received thus far from this product line and believes that it will also contribute to future growth.

     FENCE PRODUCTS. Recently, the Company has started designing, manufacturing, and marketing a line of rotomolded fence panel products used in commercial and residential fencing application. The Company is using the facility and equipment originally acquired for use in a next generation table line for the manufacture of fence panels and posts, which are outside of its current institutional furniture market. The Company is encouraged by the response from customers who have purchased the product, as well as the response from potential customers who have viewed and handled the product.
The Company plans to continue building its capacity and refining its manufacturing techniques as it breaks into this marketplace and is hopeful that fencing will contribute to its sales growth. However, the Company cannot guarantee that it will be successful in marketing these fencing products or in utilizing its existing capacity.

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

     GENERAL OUTLOOK. Based on the reasons stated above, the Company anticipates that sales volumes during the quarter ending March 31, 2007 will be up to 10 percent higher as compared to the prior year's fourth quarter. Despite these trends, the Company, for a variety of reasons, including those described elsewhere herein, may not be successful in achieving this sales level in the fourth quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the financial statements and footnotes. The critical accounting policies for the Company, which require management to make judgments and assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, assets related to the discontinued next generation table line, goodwill and other intangible assets, notes receivable, income taxes, revenue recognition, and stock-based compensation.

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

Goodwill and other intangible assets: The Company reviews annually the carrying value of its goodwill. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel. During the quarter ended June 30, 2006, the Company performed its annual review of the goodwill related to these acquisitions. These reviews are performed using estimates of future cash flows. If the carrying value of the goodwill is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the intangible asset exceeds its fair value. No impairment charges have been recorded related to the Broda or Versipanel goodwill. The Company's ongoing consideration of these factors could result in future impairment charges, which could adversely affect net income. In addition, during the quarter ended December 31, 2006 the Company acquired an intangible asset related to a license agreement for its portable dance floors. The term of this license agreement extends through the life of the patent which expires in June 2016. This intangible asset is being amortized, on a straight-line basis, over the life of the patent.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005

     NET SALES. The Company's third quarter fiscal 2007 net sales of $15,242,000 were up 14 percent as compared with the third quarter net sales in the prior fiscal year. The increase reflects sales increases at the healthcare chair operations of 14 percent as compared to the prior year's quarter due largely to higher U.S. sales. Net sales also increased at the Company's multipurpose room operations as compared to the prior year's quarter by 11 percent. The Company's total international sales represented 16 percent of net sales as compared to 14 percent of net sales for the prior year's quarter. The increase in sales at the multipurpose room operations was due to table sales being higher by 10 percent as compared to the prior year's quarter, a 14 percent increase in chair sales, and a 10 percent increase in other sales. These increases were due to growth in the hospitality, government, public assembly and recreation markets. In addition, the Company shipped $346,000 of its new fence product in the current quarter. No fence product was shipped in the prior year's third quarter. During the quarter, the Company continued seeing success at fully staffing its production operations at the multipurpose room operations in response to increased sales volume. As a result, the high levels of backlogs experienced at the end of the prior two quarters was reduced to more normal levels by the end of the third quarter of fiscal 2007. Net sales at the healthcare seating operation increased due to increased penetration in the U.S. markets. The Company expects that its overall net sales will be up to 10 percent higher in the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. However, the Company cannot ensure that it will be successful or that it will reach this increased sales level.

     For the nine months ended December 31, 2006, the Company's net sales of $45,725,000 represented an increase of 9 percent over the same period in the prior fiscal year. For the nine months ended December 31, 2006, the increase reflects sales increases, as compared to the nine months ended December 31, 2005, of 5 percent in the Company's multipurpose room operations and 20 percent in the Company's healthcare chair operations. The Company's total international sales represented 15 percent of net sales for the nine months ended December 31, 2006 as compared to 15 percent in the prior year's period. The 5 percent increase in the Company's multipurpose room operations is attributed to a 9 percent increase in chair sales, a 4 percent increase in table sales, and a 6 percent increase in other sales. Sales at the healthcare seating operation increased due to increased penetration in the U.S. markets. For the nine months ended December 31, 2006, table sales accounted for 53 percent of net sales, multipurpose room chair sales accounted for 24 percent, and healthcare chairs were 14 percent. Other sales, consisting primarily of sales of carts, portable partitions and lecterns, totaled 7 percent of the Company's net sales. In addition, the Company shipped $799,000 of its new fence product during the nine months ended December 31, 2006. No fence product was shipped in the prior year period.

     GROSS PROFIT. Gross profit as a percentage of net sales in the quarter ended December 31, 2006 decreased by 3 percentage points as compared to the same quarter in the prior fiscal year to 31 percent. The lower margin was due primarily to higher material and labor costs, as a percent of sales, at the multipurpose room operation. The higher material costs resulted from increasing raw material costs and decreasing manufacturing efficiencies and accounted for approximately one percentage point of the decrease. The labor cost increase resulted from increases in production wages as well as increased overtime as compared to the prior year's third quarter. In addition, the Company experienced several days of downtime with one of its critical pieces of equipment during the quarter which slowed production and significantly increased the labor costs. These higher labor costs accounted for approximately two and one half percentage points of the decrease in gross margin. Gross margin was additionally reduced by an additional one percentage point as a result of the material, labor and overhead costs related to the continued startup of the fence operations in the current quarter. The Company also recognized $28,000 in stock-based compensation expense in costs of products sold for the quarter ended December 31, 2006. These increases were partially offset by lower overhead costs, as a percent of net sales during the current quarter as compared to the prior year's quarter at both the multipurpose room and the healthcare seating operations as well as lower material costs, as a percent of net sales, at the healthcare seating operations.

     Gross profit as a percentage of net sales in the nine months ended December 31, 2006 decreased by 3 percentage points as compared to the same period in the prior fiscal year to 32 percent. The lower margin was due primarily to higher material and labor costs, as a percent of net sales, at the multipurpose room operation. The higher material costs resulted from increasing raw material costs and decreasing manufacturing efficiencies and accounted for approximately one percentage point of the decrease. The labor cost increase resulted from increases in production wages as well as increased overtime as compared to the prior year's period. Due to local economic conditions, turnover at the Company's multipurpose room operations has significantly increased, resulting in higher labor costs and reduced manufacturing efficiencies. These higher labor costs accounted for approximately two percentage points of the decrease in gross margin. Labor and overhead costs, as a percent of net sales, were also higher during the current nine month period as compared to the prior year's period at the healthcare seating operations. In addition, the Company incurred higher material, labor and overhead costs related to the continued startup of the fence operations in the nine month period or one percentage point of the variance. The Company also recognized $79,000 in stock-based compensation expense in costs of products sold for the nine months ended December 31, 2006. These increases were partially offset during the period by lower overhead costs, as a percent of net sales, at the multipurpose room furniture operations as well as lower material costs, as a percent of net sales, at the healthcare seating operations.

     SELLING EXPENSES. Selling expenses were 15 percent of net sales in the third quarter of fiscal 2007 and 2006. Actual expenses increased by $229,000. Multipurpose room furniture selling costs increased by $116,000 over the prior fiscal year. This increase resulted primarily from higher new representative salary costs, higher trade show costs, and the recognition in the current quarter of $18,000 in stock-based compensation expense. These increases were partially offset by lower literature and advertising expenses. Selling expenses at the healthcare seating operations increased by $85,000 over the prior fiscal year primarily due to higher commission costs due to the higher sales volume. The Company also incurred $28,000 in selling expenses related to the fence operation.

     Selling expenses were 14 percent of net sales in the nine months ended December 31, 2006 and 2005. Actual expenses increased by $528,000. Multipurpose room furniture selling expenses increased by $299,000 over the prior fiscal year. This increase resulted primarily from higher commission costs, new representative salary costs, trade show costs, and the recognition in the current period of $51,000 in stock-based compensation expense. These increases were partially offset by lower office and sales samples expenses. Selling expenses at the healthcare seating operations increased by $162,000 over the prior fiscal year primarily due to higher commission costs due to the higher sales volume. The Company also incurred $67,000 in selling expenses related to the fence operation.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4 percent of net sales for the third quarter of fiscal 2007 and 2006. Actual expenses increased by $69,000. The increase was primarily due to higher expenses for legal and professional fees and $29,000 in stock-based compensation expense.

     General and administrative expenses were 4 percent of net sales for the nine months ended December 31, 2006 and 2005. Actual expenses increased by $190,000. The increase was primarily due to higher personnel expenditures, higher expenses for legal and professional fees, and $69,000 in stock-based compensation expense. These increases were partially offset by lower expenses for outside services.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were 2 percent of net sales for the third quarter of fiscal 2007 as compared to 3 percent in the same quarter of the prior fiscal year. Actual expenses decreased by $31,000 primarily due to lower outside services costs as well as lower testing and prototyping expenses. These decreases were partially offset by stock-based compensation expenses of $9,000.

     Research and development expenses were 2 percent of net sales for the nine month period ended December 31, 2006 as compared to 3 percent in the same period in the prior fiscal year. Actual expenses decreased by $155,000 primarily due to lower outside services costs, lower testing costs, and lower depreciation costs due to classifying the fence related expenses in the current year as a production expense rather than a research and development expense. These decreases were partially offset by stock-based compensation expenses of $24,000.

     OTHER INCOME. Other income netted to $77,000 for the third quarter of fiscal 2007 as compared to $64,000 in fiscal 2006. Third quarter interest income was lower at $4,000 as compared to $81,000 in the third quarter of the prior fiscal year due to lower investment balances. Other income totaled $124,000 for the current quarter, and consisted of $120,000 in net gains on currency exchange and $4,000 in other income. Partially offsetting other income was interest expense, totalling $51,000 in the current quarter.

     Other income and expense netted to $111,000 for the nine month period ended December 31, 2006 and 2007. Interest income was lower at $113,000 as compared to $221,000 in the prior fiscal year due to lower investment balances, partially offset by higher rates of return. Due to the use of a line of credit during the current period, the Company incurred interest expense of $62,000. Other income totaled $60,000 for the current period, and consisted of $51,000 in net gains on currency exchange and $9,000 in other income.

     NET INCOME. For the reasons stated above, the Company's fiscal 2007 third quarter net income of $1,074,000 decreased $125,000 or 10 percent as compared to the third quarter net income in the same quarter in the prior fiscal year. For the nine month period ended December 31, 2006, net income was $3,677,000, a decrease of $485,000 from the same period in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, which consist primarily of repurchase agreements collateralized with U.S. Treasury securities, totaled $0.24 million at December 31, 2006 as compared to $4.79 million at March 31, 2006.

     The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:

                                                   NINE MONTHS ENDED
                                                   DECEMBER 31, 2006
                                                    --------------
Net cash provided by operating activities. . . .     $ 2,161,000
Net sales of available-for-sale securities . . .       4,551,000
Purchases and retirement of common stock . . . .     (12,124,000)
Purchases of property and equipment. . . . . . .      (2,563,000)
Net proceeds from line of credit . . . . . . . .       3,298,000
Net proceeds from exercise of stock options and
 the issuance of shares to the 401k plan . . . .         165,000

     The decrease in cash and cash equivalents was due primarily to stock repurchases ($12.12 million) and purchases of property and equipment ($2.56 million). The decrease was partially offset by cash provided by operating activities ($2.16 million), the net sale of available-for-sale securities ($4.55 million), the net proceeds from line of credit ($3.30 million), and net proceeds related to the exercise of stock options and the issuance of shares to the 401k plan ($0.16 million).

     Historically, the Company has financed its growth primarily through cash flows from its operations. On August 21, 2006, the Company entered into a Loan Agreement and Promissory Note ("Loan") between the Company and Zions First National Bank to provide an unsecured revolving line of credit of up to $5.0 million. The Loan expires on September 1, 2008. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan contains negative and affirmative covenants. As of December 31, 2006, the Company was in compliance with all debt covenants. As of December 31, 2006, the Company had $3.3 million of borrowings outstanding on the line of credit. The Company's subsidiary, Broda Enterprises, also has a line of credit with a limit, as of December 31, 2006, of $0.90 million. This limit was increased to $1.3 million on January 29, 2007. As of December 31, 2006, no amount was drawn under this facility. This credit facility requires the maintenance of certain financial ratios and levels of working capital. As of December 31, 2006, the Company was in full compliance with the loan covenants related to Broda's credit facility. The Company's liquidity depends only partially upon the availability of the Broda credit facility.

     The Company currently believes that cash flows from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. No assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flows from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. There can be no assurance that the Company will be capable of raising additional capital or that the terms upon which such capital will be available to the Company will be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At December 31, 2006, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.19 million. There is no assurance that such options will be exercised.

     The Company is in the process of constructing two manufacturing facilities, one located adjacent to its Orem facility and the other located in Waterloo, Ontario, Canada. The new Orem facility will have 47,000 square feet of warehousing and light manufacturing floorspace. The Company estimates that this facility will cost $3.0 million and that it will be completed by June 2007. As of December 31, 2006, approximately $0.5 million has been paid for this new facility. The new Waterloo facility will have 42,000 square feet of office, warehousing, and manufacturing floorspace. This facility is anticipated to replace the existing facilities that the Company is currently leasing. The Company estimates that this facility will cost $2.9 million and that it will be completed by June 2007. As of December 31, 2006, approximately $0.5 million has been paid for this new facility. The Company anticipates funding the construction of these facilities utilizing operating cash flows and existing lines of credit. However, it may be necessary to increase these lines of credit in order to fund this construction.

     On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares and on August 3, 2006, the board of directors again increased the share repurchase authorization an additional 400,000 shares, bringing the total authorized to 1,250,000. As of September 30, 2006, 1,156,779 shares had been repurchased for approximately $20.1 million. For the nine month period ended December 31, 2006, 674,933 shares were repurchased for approximately $12.1 million. At a meeting of the board of directors on October 24, 2006, the board ended the current stock repurchase program. No shares were purchased during the three month period ending December 31, 2006.

     The Company's material cash commitments at December 31, 2006 include current liabilities of $5.61 million to be repaid from funds generated from operations. Current liabilities consist of the following:

                                                 DECEMBER 31,      MARCH 31,
                                                    2006             2006
                                                 -----------      -----------
Accounts payable. . . . . . . . . . . . . . . .   $2,480,000       $1,989,000
Accrued payroll . . . . . . . . . . . . . . . .    1,876,000        1,080,000
Accrued warranty expense. . . . . . . . . . . .      471,000          470,000
Deferred revenue. . . . . . . . . . . . . . . .      316,000          492,000
Income taxes payable. . . . . . . . . . . . . .       95,000           88,000
Other accruals. . . . . . . . . . . . . . . . .      373,000          297,000
                                                 -----------      -----------
Total current liabilities . . . . . . . . . . .   $5,611,000       $4,416,000
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

     Forward-looking statements contained herein include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions or cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. The forward-looking statements and associated risks set forth herein and elsewhere in this filing include, but are not limited to:

   - statements that the Company continues to pursue new product development and acquisitions of product lines or companies that would be complementary to the Company's businesses;
   - references to predicted increases in the institutional furniture and U.S. office furniture markets;
   - statements that the Company plans to continue building its capacity and refining its manufacturing techniques, and its hope that fencing will contribute to its sales growth;
   - statements that the Company anticipates developing additional complementary chair lines and further penetrating its existing marketplace with its current line of chairs;
   - statements about the Company's belief that it will be able to fully realize the impaired value of the assets associated with the next generation table project;
   - statements that the Company anticipates that its sales volumes during the fourth quarter of fiscal 2007 will be up to 10 percent higher as compared to the sales levels of the fourth quarter of fiscal 2006;
   - the statement that the Company intends to expand the number of direct employees hired to market its healthcare seating products in the coming years;
   - statements that management believes it is more likely than not that future earnings will be sufficient to recover deferred tax assets;
   - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months; and
   - statements that management believes it will be able to work through its backlog and return its backlog and lead times to more normal levels during the quarter.

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

   - the Company's ability to hire and retain production workers and stabilize its manufacturing operations.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with some transactions occurring in Canadian dollars or other foreign currencies. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during the three months ended December 31, 2006. The Company has occasionally entered into forward contracts for specific US$ denominated accounts receivable related to its healthcare seating operations. As of December 31, 2006, no forward contracts were outstanding and no forward contracts were entered into during the three months and nine months ended December 31, 2006. The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors.


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

                                        MITY Enterprises, Inc.


Date: January 30, 2007                  /s/ Bradley T Nielson
                                        ------------------------------------
                                        Bradley T Nielson
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: January 30, 2007                  /s/ Paul R. Killpack
                                        ------------------------------------
                                        Paul R. Killpack
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)