Form 10-K
period 2007-03-31
MITY ENTERPRISES INC
filed 2007-06-29
CIK 921030

-----------------------------------------------------------------------------
                  United States Securities and Exchange Commission
                             Washington, D.C. 20549
                        -------------------------------
                                   FORM 10-K
(Mark One)
     [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended March 31, 2007
                                      OR
     [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                      to

                        Commission file number 0-23898
                        -------------------------------
                            MITY ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

       Utah                                            87-0448892
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                            1301 West 400 North
                             Orem, Utah 84057
           (Address of principal executive offices, zip code)
     Registrant's telephone number, including area code:  (801) 224-0589
                        -------------------------------
         Securities registered pursuant to Section 12(b) of the Act:
                                Title of class
                       Common Stock, par value $.01
       Securities registered pursuant to Section 12(g) of the Act: None
                        -------------------------------
     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.    Yes        No   x
     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes        No   x
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   x    No
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act. (Check one): Large Accelerated Filer       Accelerated Filer
Non-Accelerated Filer   x
     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes        No   x
     The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $42,607,000 (computed using the closing price of $18.20 per share of Common Stock on September 29, 2006 as reported by Nasdaq). Shares of Common Stock held by each officer and director (and their affiliates) and each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates for purposes of this calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 3,337,928 shares of the registrant's Common Stock, par value $.01 per share, outstanding on June 28, 2007.
----------------------------------------------------------------------------


                       FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, in particular "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements represent the Company's expectations or beliefs concerning, among other things, future revenue, earnings and other financial results, new products, marketing, operations and manufacturing. The Company wishes to caution and advise readers that these statements involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. For a summary of certain risks related to the Company's business see "Item 1A. Risk Factors" beginning on page 8 and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Factors That May Affect Future Results of Operations" beginning on page 26.

Unless the context otherwise requires, references to the Company or MITY Enterprises are to MITY Enterprises, Inc. and its subsidiaries. Mity-Lite(R), MityTuff(R), MityStack(R), MityHost(R), MityBrite(R), SwiftSet(R), Xpeditor(TM), Xtreme Edge(TM), Summit(TM) Lectern, MitySnap(TM), Elite(TM), Mity(TM), Mobile Buffet(TM), Lightweight Tables Designed for Strength(TM), The Leader in Lightweight Durability(TM), Privacy Panel(TM), VersiTruck(TM), VersiFold(TM), BRODA(R), Versipanel(TM), Intellicore(R), SwiftSet(R) HD(TM), SwiftSet(R) Courtside(TM), VersiGlide(R), VersiFoot(R), Broda Design(R), Comfort Tension Seating(R), and Pedal Chair(R) are trademarks or trade names of the Company.


                                    PART I

ITEM 1.  BUSINESS

BACKGROUND

MITY Enterprises, Inc. (the "Company", "we" or "us") designs, manufactures and markets premium quality, innovative institutional furniture created to meet the efficiency needs of its customers. The Company's product lines include multipurpose room furniture, healthcare seating and fence products. The Company's line of multipurpose room furniture is sold both domestically and internationally in educational, recreational, hotel and hospitality, government, office, healthcare, church and other public assembly markets. The Company's healthcare seating is sold mainly in Canada and the United States in the long-term healthcare market. The Company's fence products consist of a line of rotomolded fence panel products to be used in commercial and residential fencing applications. These products are currently sold primarily in the United States. A summary of our net sales, income from continuing operations and assets for our business segments is found in Note 13 to the Consolidated Financials Statements in Item 8, which is included herein.

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

Folding and stacking chairs. The Company currently offers four lines of stacking chairs and three lines of folding chairs: MityHost, SwiftSet Stacking, Steelcore Chiavari, and SwiftSet HD chair lines and the SwiftSet Folding, Duramax Resin, and SwiftSet Courtside folding chair lines. The MityHost and most of the SwiftSet lines are manufactured in-house while the Steelcore Chiavari, Duramax Resin chair lines, and a portion of the SwiftSet line are purchased from suppliers and marketed under the Mity-Lite name. These chair lines are designed with various high-performance characteristics including improved comfort and durability, lighter weight and improved stackability as compared to other chair lines.

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

HEALTHCARE SEATING. Through its wholly owned subsidiary, Broda Enterprises, Inc. (Broda), the Company designs, manufactures and markets healthcare seating and accessories used in long-term healthcare facilities located primarily in the United States and Canada. The Company also markets its healthcare seating products through distributors in Germany and Australia. Broda has developed and manufactures a line of premium wheeled and stationary specialty chairs. Most chair models come in two standard seat widths and six standard colors. The Company also manufactures chairs with custom seat widths, seat depths, and seat heights to accommodate special needs of residents, including bariatric sizes. Heavy gauge steel tube chair frames and large wheels and casters allow for greater weight capacity and maneuverability. In addition, a powder coated finish provides a scratch-resistant surface. Broda's high end seating products offer a combination of features that differentiate them from the competition. Broda chairs have been tested for interface pressures and stability that, combined with their rigid and durable design, make Broda chairs suitable seating for long-term care residents including those with Huntington's Chorea Disease, Alzheimer's or Acquired Brain Injury. In addition, nursing home residents susceptible to skin breakdown, suffering from loss of upper body strength, or with other conditions that might otherwise restrict them to bed or place them at risk of self injury or falls, can be safely and comfortably seated in a Broda chair.

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

Based upon management's analysis, in 2003, the fence market represented a $4.3 billion industry in the United States, of which $2.3 billion was at the manufacturer level, and has been growing at 8 percent per year since 1997.
The fence industry is heavily dependent upon residential home construction and remodeling for growth. One of the fastest growing product segments in the fencing industry is vinyl, which in 2003 was 18 percent of the total fence market and grew at a 37 percent compounded annual growth rate between 1997 and 2003. This rapid growth is expected to continue.

SALES AND MARKETING

MULTIPURPOSE ROOM FURNITURE. The Company primarily markets its multipurpose room products directly to end users in the educational, recreational, hotel and hospitality, governmental, office products, healthcare, public assembly and church markets. This strategy enables the Company to manage selling costs more effectively and maintain direct contact with its customers. The Company currently employs 59 full-time in-house sales and customer service employees. The Company's sales and customer service personnel are compensated on a salary or commission basis and may qualify for other incentive bonuses based on individual, sales team and Company performance. Each sales and customer service employee receives training in product attributes, customer service, use of the Company's computerized sales management system and all aspects of the sales cycle.

The Company typically markets its products by first identifying customers through internal market research, referrals, trade shows, customer networking and test marketing. Once a market has been identified, the Company's sales and marketing staff will attempt to generate leads for prospective purchasers in such markets by attending trade shows, performing mass mailings and using lead-oriented advertising. The Company uses a proprietary, computer-based sales management system to qualify, track and manage sales leads for prospective and existing customers and to compile customer feedback. While each sales and customer service employee maintains some in-person contact with such employee's assigned customers, most of the Company's sales efforts are pursued using the telephone, fax machine, e-mail, internet, videotapes, DVDs and mail services.

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

FENCE PRODUCTS. The Company markets its fence products to dealers and installers in the residential and non-residential property markets. The Company currently employs 2 full-time sales and customer service employees and has dealer relationships with 25 dealers in 15 states. Most of the Company's business is currently conducted in the western United States although the Company does have dealers in selected locations nationwide. The Company's internal sales and customer service employees are compensated with a base salary and may qualify for commission, incentive or bonus pay. The Company promotes its products through trade and consumer shows, as well as supporting dealers in their marketing efforts. The Company has a limited lifetime warranty on the materials for defects and failure in normal use.

INTERNATIONAL SALES

Since its inception in 1987, the Company has focused its marketing efforts primarily on domestic markets. The Company has, however, sold its products in Canada, Latin America, Europe, Asia, the Middle East and Australia. For the fiscal years ended March 31, 2005, 2006, and 2007, the Company's international sales accounted for 14.7 percent, 15.1 percent and 14.8 percent of the Company's total sales, respectively. The Company has been successful in establishing distributor relationships in Canada, Australia, Mexico, the United Kingdom, France, Spain, Portugal, Italy, Qatar, and Saudi Arabia. For the fiscal years ended March 31, 2005, 2006, and 2007, approximately 31 percent, 28 percent, and 27 percent, respectively, of healthcare seating sales are in Canada, and 4 percent, 5 percent, and 3 percent, respectively, are in other countries outside of the United States. All of the Company's fence sales have been in the United States.

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

The Company's manufacturing process for its multipurpose chair products consists principally of the manufacturing and painting of legs and frames, upholstering seat and back cushions for the MityHost and SwiftSet upholstered chairs, injection molding the seat and back for the SwiftSet chairs, and final assembly of the components. The Chiavari and Duramax chairs are distributed by the Company under original equipment manufacturer (OEM) arrangements with the chair manufacturers. The MityHost stacking chair, most of the SwiftSet folding chairs, and all of the SwiftSet stacking chair are manufactured in-house at the Company's facility in Orem, Utah. The frame for the SwiftSet HD chair is outsourced with final assembly occurring at the Company's facility in Orem, Utah. The Company's manufacturing process for its lectern products consists primarily of manufacturing the plastic shell, assembling electronic components, attaching the laminated insert to the shell, and final assembly of the components. The manufacturing process for the Company's portable partitions involves principally cutting and forming an internal foamed structure, laminating an acoustical fabric onto the structure and attaching additional hardware components.

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

FENCE PRODUCTS. The Company's manufacturing process for its fence products relies primarily on a plastic rotomolding process to create the fence panels, posts, and caps. Additional small hardware pieces such as brackets are purchased from external sources and included in the final product.

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

FENCE PRODUCTS. Management believes that its fence products fill a product niche in the fence marketplace that has previously not been addressed. Although the Company's rotomolded plastic products are priced higher than vinyl and wood fence solutions, the Company believes that the aesthetics and product performance are superior to vinyl and wood products. In addition, the Company's products have the look of real stacked rock, but are priced less than either real stacked rock or simulated concrete panels. Among the Company's primary competitors in the vinyl fencing market with national distribution are Bufftech (CertainTeed), Royal Group Technologies, Thermal Industries, Veka, Crane Plastics, Outdoor Technologies, Tenax, Associated Materials, U.S. Plastic Lumber, Nortek, L.B. Plastics, and Nebraska Plastics.

INTELLECTUAL PROPERTY

The Company has been granted two utility patents relating to the construction of its table tops. A design patent and six utility patents have been granted on the SwiftSet chair. A utility patent has been granted on a flex mechanism for the Host chair. The Company has been granted a design patent related to its SwiftSet Stacking chair. The Company has been granted two utility patents related to its rotationally molded products. The Company has filed seven other patents related to its furniture and rotationally molded products. At this time, the Company has chosen not to apply for international patent protection for any of these concepts. The Company does not believe this will have a material adverse effect on the Company. The Company also has several trademarks and trade names as referenced on page (i) of this report.

Utility patents relating to the function of one of its healthcare chair models have been granted to the Company in the United States, Canada and Europe. A utility patent on its flipdown footrest has been granted in the United States and Canada. A utility patent has been granted in Canada for a self locking mechanism on the Company's glider chair as well as a backrest for its bariatric chair. Patents are pending in the United States for both of these products. The Company has been granted design patents on its geriatric accessory tray, healthcare chair back, flipdown footrest, and healthcare chair for Canada and the United States. The Company has two design patents in the United States on its commode chair seat. The stylized word "BRODA" has been trademarked for Canada and the United States and trademark registration has been applied for in Europe. Broda's "Comfort Tension Seating" has been trademarked in Canada and the United States. The "Pedal Chair" trademark has been registered in the United States and Canada.

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

EMPLOYEES

As of March 31, 2007, the Company had approximately 418 full-time and 15 part-time employees. No employees have union representation. The Company believes that its relationship with its employees is good.

SUBSEQUENT EVENT

On May 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger dated as of May 2, 2007 (the Merger Agreement) with MLE Holdings, Inc. (Parent) and FP Merger Sub, Inc., a wholly owned subsidiary of Parent (Merger Sub). Parent is an affiliate of Sorenson Capital Partners L.P. (Sorenson) and Peterson Partners LP (Peterson).

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the Merger). At the effective time of the Merger, each share of common stock of the Company then outstanding, other than those held by any wholly-owned subsidiary of the Company and those owned by Parent or Merger Sub, and other than those with respect to which dissenters' rights are properly exercised, will be converted into the right to receive $21.50 per share in cash, without interest (the Merger Consideration) and each option to purchase common stock of the Company then outstanding will be cancelled and option holders will receive the excess, if any, of the Merger Consideration over the option exercise price for each share subject to the option, less any applicable withholding taxes.

The Board of Directors of the Company unanimously approved the Merger Agreement, the Merger and the transactions contemplated thereby. Completion of the transaction is subject to the affirmative vote of the Company's shareholders and other customary closing conditions.

The Merger Agreement contains certain termination rights for both the Company, Merger Sub and Parent. Among other things and subject to certain conditions,
(1) the Company may terminate the Merger Agreement if Merger Sub and Parent fail to close when the closing conditions are otherwise satisfied, (2) the Company may terminate the Merger Agreement to accept a superior proposal, and
(3) Merger Sub and Parent may terminate the Merger Agreement if the Company changes its recommendation, recommends another proposal or fails to include its recommendation in the proxy statement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, (1) the Company may be obligated to pay Parent a termination fee of $1,450,000 or reimburse Parent and Merger Sub for their transaction expenses up to $700,000, and (2) Parent may be obligated to pay the Company a termination fee of $815,000.

In connection with the execution of the Merger Agreement, certain officers and directors of the Company holding approximately 28% of the outstanding shares of common stock of the Company entered into a voting agreement with Parent and Merger Sub, in which such officers and directors agreed to vote their respective shares of Company common stock in favor of the Merger.

The Parent has received commitment letters pursuant to which (1) CIT Lending Services Corporation has agreed, on terms and subject to the conditions in the commitment letter, to provide a $35,000,000 first-lien senior secured credit facility in connection with the Merger and the other transactions contemplated by the Merger Agreement, (2) CIT CRE, LLC has agreed, on the terms and subject to the conditions in the commitment letter, to purchase the Company's real property for $18,370,000 in cash as a source of funds required to consummate the Merger and to lease such real property back to the Company, (3) Sankaty Advisors, LLC has agreed, on the terms and subject to the conditions in the commitment letter, to provide an $18,000,000 second-lien subordinated term loan facility in connection with the Merger and the other transactions contemplated by the Merger Agreement and (4) Sorenson Capital Partners, L.P. has agreed, on the terms and subject to the conditions in the commitment letter, to invest up to $22,500,000 in cash as a source of funds required to consummate the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the Company's entering into the Merger Agreement on May 2, 2007, the Company was in violation of one of the covenants in its Loan with Zions First National Bank. The Company has received a waiver of this covenant violation from Zions First National Bank dated May 16, 2007. In addition, the Company would again be in violation of one of the terms of this Loan upon closing the transaction. However, the Company has notified Zions First National Bank of this expected event and anticipates being able to obtain a waiver of this covenant.

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

ITEM 1A.  RISK FACTORS

THE SALE OF THE BUSINESS MAY NOT OCCUR. Although the Company has entered into a merger agreement to be acquired and the shareholders have approved of the merger, the transaction is still subject to customary closing conditions and has not closed and still may not occur. If the transaction does not close, depending upon the reasons for the transaction not occurring, the Company may be obligated to pay a termination fee of $1,450,000 or reimburse the buyer for their transaction expenses up to $700,000. Either of these events would reduce the Company's profitability.

WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS. The Company's expansion of its current product lines is contingent, among other things, upon the Company's ability to develop and/or acquire additional lines of complementary institutional furniture which can be purchased or manufactured in a cost efficient manner and sold at competitive prices in the Company's markets. Developing viable new products requires capital and takes time. The Company may not be able to develop new products at a speed or cost that allow us to timely capitalize on market opportunities or counter competition. Over the past few years, the Company worked at developing a new generation multipurpose room table and invested substantial capital resources in its development. The Company ultimately was unsuccessful at developing a cost-effective repeatable process to manufacture the table and in January 2005, terminated further
development.   The Company cannot guarantee that it will be successful in developing new products to expand its product line.

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

A DOWNTURN IN THE FURNITURE INDUSTRY WOULD HARM OUR BUSINESS. Beginning in fiscal 2002, and continuing through fiscal 2004, the Company faced one of the most significant down-turns ever in the global furniture industry. Industry analysts reported declines in the United States office furniture market of 18% for calendar year 2001, 19% in 2002, and 4% in 2003. These years constitute an unprecedented three consecutive year decline in an industry that only had three down years between 1971 and 2000. Companies throughout the world reduced their spending across many capital goods categories, including furniture. Revenue and order rates across the industry fell throughout calendar 2001, 2002, and 2003 as customers delayed and canceled orders.
Demand for furniture products continued to soften as corporate profits remained under pressure during recent years. Demand for the Company's products was also adversely impacted by declines after September 11, 2001 in the hospitality and recreational markets. Terror threats, war, economic uncertainty, and related uncertainties contributed to the downturn. Although the outlook has improved, if conditions do not continue to improve, or begin to decline again, the Company would be negatively impacted.

INFLATION AND INCREASING RAW MATERIAL COSTS COULD HARM OUR BUSINESS. During the fiscal years ended March 31, 2005, the Company experienced rapidly increasing costs in most of its raw materials, including steel, plastic, and wood. During the fiscal years ended March 31, 2006 and 2007, these increases continued although at a reduced rate. However, rising fuel costs have continued to increase transportation costs. In response to these increases, the Company implemented price increases on most of its product lines. The Company has been able to achieve most of the price increases, but some product lines have been slower in responding to the price increase. However, the Company cannot predict whether it will be able to achieve the implemented price increases or what effects the price increases might have on sales volumes. Sales may decline. Although the Company is unable to predict whether the price of its raw materials will continue to increase, further increases would erode the Company's gross margin without additional price increases for the Company's products.

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

At the end of fiscal 2006, the Company purchased approximately 2 acres located adjacent to its corporate headquarters. The Company is currently constructing a 47,000 square foot manufacturing and warehousing facility on this land and anticipates completing the construction of this facility in July 2007. The Company believes that by adding this new facility as well as additional equipment and production shifts, its existing facilities will serve its current product lines for at least the next year. However, if the operation adds additional product lines and/or significantly modifies its existing products lines, additional facilities may need to be constructed on the Company's existing land.

As of March 31, 2007, the Company's healthcare seating manufacturing facilities were located in Waterloo, Ontario, Canada (approximately 60 miles west of Toronto). These facilities consisted of two adjacent buildings with approximately 30,000 square feet of leased manufacturing, office, research and development and storage space. During the year ended March 31, 2007, the Company purchased approximately 4 acres in Kitchener, Ontario, Canada for $570,000. The Company began construction on a 42,000 square foot facility containing office warehousing, and manufacturing floorspace. In May 2007, the Company relocated its healthcare seating operation to this new facility. The Company believes that this new facility will serve its current production lines for at least the next year. However, if the operation adds additional product lines and/or significantly modifies its existing products lines, additional facilities may need to be constructed on the Company's existing land.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the Nasdaq Global Market System under the symbol "MITY". The Company's common stock first began trading on April 29, 1994. The following table outlines the Company's quarterly stock price performance during the last two years.



                                              HIGH             LOW
                                           ----------       ----------

Fiscal Year Ended March 31, 2007:

  First Quarter . . . . . . . . . . . . . .  $19.50           $17.85

  Second Quarter. . . . . . . . . . . . . .   19.20            16.75

  Third Quarter . . . . . . . . . . . . . .   18.40            17.10

  Fourth Quarter. . . . . . . . . . . . . .   19.93            17.61


Fiscal Year Ended March 31, 2006:

  First Quarter . . . . . . . . . . . . . .  $17.53           $13.72

  Second Quarter. . . . . . . . . . . . . .   17.59            14.99

  Third Quarter . . . . . . . . . . . . . .   18.74            16.55

  Fourth Quarter. . . . . . . . . . . . . .   19.58            17.05

There were 133 security holders of record as of June 28, 2007. In addition, management estimates that there were approximately 2,000 beneficial shareholders. Since the closing of its public offering, the Company has not declared dividends and does not currently anticipate paying dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. The statement of income data set forth below with respect to the fiscal years ended March 31, 2007, 2006 and 2005 and the balance sheet data at March 31, 2007 and 2006 are derived from, and should be read in conjunction with the audited consolidated financial statements included in this Annual Report on Form 10-K. The statement of income data set forth below with respect to the fiscal year ended March 31, 2004 and 2003 and the balance sheet data at March 31, 2005, 2004 and 2003 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

STATEMENT OF INCOME DATA


Year Ended March 31,     2007      2006      2005      2004      2003
                       -------   -------   -------   -------   -------
                       (in thousands, except share and per share data)

Net sales              $60,338   $55,701   $50,272   $45,210   $40,965
Cost of products sold   40,793    35,947    33,537    28,037    24,457
                       -------   -------   -------   -------   -------
Gross profit            19,545    19,754    16,735    17,173    16,508

Expenses:
 Selling                 8,760     7,903     7,427     6,452     6,172
 General and
  administrative         2,538     2,012     1,980     1,787     2,504
 Research and
  development            1,548     1,734     1,265     1,393     1,541
 Asset impairment           -         -      2,226        -         -
                       -------   -------   -------   -------   -------
Income from continuing
 operations              6,699     8,105     3,837     7,541     6,291
Interest and other, net     50       247        58      (101)      132
                       -------   -------   -------   -------   -------
Income before provision
 for income taxes and
 minority interest       6,749     8,352     3,895     7,440     6,423
                       -------   -------   -------   -------   -------
Provision for income
 taxes                   2,302     2,811     1,448     2,766     2,367
                       -------   -------   -------   -------   -------
Net income from
 continuing operations
 before minority
 interest                4,447     5,541     2,447     4,674     4,056
Minority interest           -         -         22        79         7
                       -------   -------   -------   -------   -------
Net income from
 continuing operations   4,447     5,541     2,469      4,753    4,063
Gain on disposal, net
 of applicable income
 tax                        -         -         -          -       745
                       -------   -------   -------   -------   -------
Net income             $ 4,447   $ 5,541   $ 2,469   $ 4,753   $ 4,808
                       =======   =======   =======   =======   =======

Basic earnings per
 share from continuing
 operations              $1.26     $1.34     $0.57     $1.14     $0.90
Basic gain per share
 on disposal of
 discontinued
 operations                 -         -         -         -       0.17
                       -------   -------   -------   -------   -------
Basic earnings per
 share                   $1.26     $1.34     $0.57     $1.14     $1.07
                       =======   =======   =======   =======   =======
Weighted average common
 shares outstanding -
 basic               3,519,942 4,124,189 4,296,525 4,157,081 4,501,342
                     ========= ========= ========= ========= =========

Diluted earnings per
 share from
 continuing
 operations              $1.23     $1.30     $0.55     $1.09     $0.86
Diluted gain per
 share on disposal
 of discontinued
 operations                 -         -         -         -       0.16
                       -------   -------   -------   -------   -------
Diluted earnings per
 share                   $1.23     $1.30     $0.55     $1.09     $1.02
                       =======   =======   =======   =======   =======
Weighted average
 common and common
 equivalent shares
 outstanding -
 diluted             3,617,907 4,270,962 4,474,111 4,364,683 4,711,420
                     ========= ========= ========= ========= =========


BALANCE SHEET DATA

March 31,                2007      2006      2005      2004      2003
                       -------   -------   -------   -------   -------
                                  (in thousands)
Working capital         $8,098   $15,230   $16,732   $13,060   $ 8,069

Total assets            33,604    34,819    35,616    31,956    25,402

Stockholders' equity    23,342    30,403    31,264    27,799    21,454


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs, manufactures, and markets institutional furniture. The Company's current business segments consist of multipurpose room furniture, healthcare seating, and fence products. In addition, the Company continues to pursue development of new products and the acquisitions of product lines or companies that will be complementary to the Company's businesses.

MULTIPURPOSE ROOM FURNITURE. The Company's multipurpose room furniture line consists of lightweight, durable, folding leg tables; stacking and folding chairs; lecterns; portable partitions; dance floors; and other related products. These products are used in multipurpose rooms of educational, recreational, hotel and hospitality, government, office, healthcare, religious and other public assembly facilities. Historically, growth in this segment has come from an expanding base of new customers, from increasing sales to existing customers and from expansion of the Company's multipurpose room product line. The current and future growth of the Company's multipurpose room furniture operations is largely dependent upon its ability to successfully introduce and market new product lines of multipurpose room furniture and its ability to profitably increase its market penetration into existing and new markets.

MULTIPURPOSE ROOM FURNITURE OUTLOOK. After three years of declines in the institutional furniture marketplace due to the downturn in the domestic and international economy, the institutional furniture marketplace started to grow again in calendar year 2004. This accelerated in calendar year 2005 and growth has continued through 2007. For the Company's fiscal year ending March 31, 2007, the Company experienced growth of 4 percent in its multipurpose room furniture segment which was slightly lower than the industry growth during the same time period of 6 percent. Industry analysts are expecting growth for calendar year 2007 of 7 percent as compared to calendar year 2006. The Company is encouraged by these forecasts as well as the strengthening of the economy in general, and is cautiously optimistic that the industry will continue its rebound and that the Company's multipurpose room sales volumes will likewise continue to grow.

In January 2005, the Company announced its intention to cut off funding on its current next generation table. The Company had been working on developing a table with improved performance characteristics than its existing table. With the decision to discontinue funding on the new table, the Company has refocused its efforts on the existing table to enhance its performance as well as attempt to further drive down costs. The Company is also focused on increasing its chair offerings.

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

HEALTHCARE SEATING. Through Broda, the Company markets a line of healthcare seating products primarily to customers in Canada and the United States. Broda's operations are based in Kitchener, Ontario, Canada. Broda focuses on providing products which assist long-term care patients with advanced needs due to a debilitating condition or disease, and has developed a line of premium-priced geriatric seating products. Broda chairs are serving a very specific niche in the healthcare market and thus are not competing in the commodity-oriented general healthcare seating market.

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

FENCE PRODUCTS. During the fiscal year ended March 31, 2005, the Company discontinued development work on a next generation table project. In its place, the Company began to explore how it might use its equipment and technology developed on that project towards other products that do not require the same level of precision as tables. As a result of this process, during the fiscal year ended March 31, 2006, the Company started using its facility and equipment for the manufacture of fence panels and posts, which are outside of its current institutional furniture market. The Company is encouraged by the response from customers who have purchased the product, as well as the response from potential customers who have viewed and handled the product. The Company plans to continue building its capacity and refining its manufacturing techniques as it breaks into this marketplace and is hopeful that fencing will continue to contribute to its sales growth in the upcoming year. However, the Company cannot guarantee that it will be successful in marketing these fencing products or in utilizing its existing capacity.

FENCE PRODUCTS OUTLOOK. The Company believes that although its fence products operations is susceptible to recent downturns in the housing market, due to the new and unique nature of its offering, it is less susceptible than most building products. The Company believes that it will continue to see growth in its fence products offering despite the recent downturns in the housing market, although it cannot guarantee its success.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and footnotes. The critical accounting policies for the Company which require management to make judgments and assumptions about matters that are uncertain at the time of the estimate include the allowance for doubtful accounts receivable, the reserve for obsolete inventory, accruals for warranty expense, valuation of assets related to the discontinued next generation table line (see Note 4, Impairment of Assets), goodwill and other intangible assets, notes receivable, income taxes, and revenue recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE: The Company exercises considerable judgment in determining the ultimate collectibility of its accounts receivable. Several factors are used in making these judgments including the customer credit quality, historical write-off experience and current economic trends. The Company reviews these factors quarterly, and the allowance is adjusted accordingly. If the financial condition of the Company's customers were to deteriorate, an additional allowance may be required.

RESERVE FOR OBSOLETE INVENTORY: Inventories are stated at the lower of cost, on a first in, first out basis, or market. Additionally, the Company evaluates its inventory reserves in terms of excess and obsolete exposures. This evaluation includes such factors as anticipated usage, inventory turnover and ultimate product sales value (see Note 4, Impairment of Assets).

ACCRUALS FOR WARRANTY EXPENSE: The Company's warranty service costs for fiscal years ended March 31, 2007, 2006, and 2005 totaled 1.4 percent of net sales or $850,000, 1.6 percent of net sales or $869,000 and 1.3 percent of net sales or $637,000, respectively. The Company provides for the estimated cost of product warranties at the time revenue is recognized. This warranty obligation is affected by failure rates, the introduction of new products, and the costs of material and labor to repair or replace the product. The Company regularly assesses the adequacy of its accrual for warranty expense based upon historical warranty rates and anticipated future warranty rates.

ASSETS RELATED TO THE DISCONTINUED NEXT GENERATION TABLE LINE: Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company recorded impairment charges associated with certain long-term assets during the quarter ending March 31, 2005. The Company utilized an outside specialist to help management establish the fair value of the assets which involved considerable judgment. This resulted in an impairment charge of $2.0 million related to the fixed assets (see Note 4, Impairment of Assets).

GOODWILL AND OTHER INTANGIBLE ASSETS: The Company reviews annually the carrying value of its goodwill during the first quarter of each fiscal year. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel. During the quarter ended June 30, 2006, the Company reviewed the goodwill related to the Broda and Versipanel acquisitions and determined that there was no impairment. This review was performed using estimates of future cash flows. If the carrying value of the goodwill is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its fair value. During the years ended March 31, 2007 and 2006, the change in the carrying value of the goodwill is related to foreign currency translation gains. The Company recorded an intangible asset of $85,000 (net of $5,000 in accumulated amortization) related to a license agreement entered into during the year ended March 31, 2007 for the Company's dance floor product line which is included in other assets. The term of this license agreement extends through the life of the patent which expires in June 2016. For the year ended March 31, 2007, the Company amortized $5,000 related to this intangible asset. The Company anticipates annual amortization expense related to this intangible asset of $12,000.

NOTES RECEIVABLE: The Company reviews its notes receivable to determine likely collectibility. Since the notes are with entities without a long history of an ability to create future cash flows, the Company bases its belief in their collectibility upon its understanding of what the liquidation value of the operation would be and the likelihood of the Company being able to recover the outstanding balances. Due to the level of uncertainty in the success of these entities, these notes receivable ultimately may not be fully realized.

INCOME TAXES: The Company evaluates quarterly the realizability of its deferred tax assets based upon expected future taxable income. Management believes that it is more likely than not that future earnings will be sufficient to recover deferred tax assets.

REVENUE RECOGNITION: The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," as revised by SAB No. 104. Sales are recorded when title passes and collectibility is reasonably assured under its various shipping terms. Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer based on the terms of the sale agreement. Discounts directly related to the sale are recorded as a reduction to net sales.

SHARE-BASED COMPENSATION: Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee's requisite service period. The fair value of the Company's stock options is estimated using a Black-Scholes option valuation model. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and accordingly, prior years have not been restated. Under this method, stock-based compensation cost is recognized beginning April 1, 2006 for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value. Prior to April 1, 2006 the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and included disclosures of pro forma information in its footnotes to the consolidated financial statements. The Company elected to adopt the alternative transition method provided in the Financial Accounting Standards Board (FASB) Staff Position No. 123R-3, "Transition Election to Accounting for the Tax Effects of the Share-based Payment Awards," for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the Additional Paid-In Capital (APIC) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. Pro forma net income and pro forma net income per share disclosed in Note 8, Common Stock Options, were determined using a Black-Scholes option valuation model. The impact of adopting SFAS No. 123R resulted in additional compensation expense of $307,000 in the fiscal year ended March 31, 2007. The Company recognizes stock-based compensation expense (net of a forfeiture rate) for those awards which are expected to vest on a straight-line basis over the requisite service period. The forfeiture rate is based on historical experience and expectations about future forfeitures.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on April 1, 2006. The adoption of SFAS No. 151 did not have any impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have a commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on April 1, 2006. The adoption of SFAS No. 153 did not have any impact on the Company's consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a tax authority that has full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular reconciliation of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal years beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an
adjustment to retained earnings.   The Company is required to adopt FIN 48 for
its fiscal year beginning April 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006 and the adoption had no impact on the Company's consolidated financial statements.

During 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)". This Issue addresses the presentation in the income statement of taxes collected from customers and remitted to governmental authorities (including but not limited to sales, use, value added, and some excise taxes). The Task Force reached a consensus that the presentation of taxes within the scope of this issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company currently presents such taxes on a net basis and does not expect the adoption of EITF Issue No. 06-3 to have a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by items included in or derived from the Company's consolidated statements of income.


Year Ended March 31,            2007     2006     2005     2004     2003
                               ------   ------   ------   ------   ------
  Net sales                    100.0%   100.0%   100.0%   100.0%   100.0%
  Cost of products sold         67.6     64.5     66.7     62.0     59.7
                               ------   ------   ------   ------   ------
  Gross profit                  32.4     35.5     33.3     38.0     40.3
  Operating expenses:
    Selling                     14.5     14.2     14.9     14.2     15.1
    General and administrative   4.2      3.6      3.9      4.0      6.1
    Research and development     2.6      3.1      2.5      3.1      3.7
    Asset impairment              -        -       4.4       -        -
                               ------   ------   ------   ------   ------
  Income from continuing
   operations                   11.1     14.6      7.6     16.7     15.4
  Interest and other, net        0.1      0.4      0.2     (0.1)     0.3
                               ------   ------   ------   ------   ------
  Income before provision for
    income taxes                11.2     15.0      7.8     16.6     15.7
                               ------   ------   ------   ------   ------
  Provision for income taxes     3.8      5.1      2.9      6.1      5.8
                               ------   ------   ------   ------   ------
  Net income from continuing
   operations                    7.4%     9.9%     4.9%    10.5%     9.9%
                               ======   ======   ======   ======   ======


COMPARISON OF FISCAL YEARS 2007, 2006 AND 2005

NET SALES

The Company's fiscal 2007 net sales of $60.3 million were up 8 percent or $4.6 million as compared to net sales in fiscal 2006. The increase in net sales in fiscal 2007 resulted primarily from increased sales in both the Company's healthcare seating and multipurpose room furniture segments. For fiscal 2007, the multipurpose room furniture segment experienced a sales increase of 4 percent due primarily to market growth and the healthcare seating segment experienced sales growth of 19 percent due to increased penetration into its markets. In addition, the Company's new fence products segment reported sales totaling $1.3 million as compared to none in the prior fiscal year. Within the multipurpose room furniture segment, chair sales accounted for most of the increase, as sales of this product line were 9 percent higher than the prior year. Table sales also increased by 2 percent. Other sales, consisting primarily of sales of portable partitions, lecterns, and carts, increased 8 percent. International sales for all segments represented 15 percent of net sales for both fiscal 2007 and 2006.

The Company's fiscal 2006 net sales of $55.7 million were up 11 percent or $5.4 million as compared to net sales in fiscal 2005. The increase in sales in fiscal 2006 resulted primarily from increased sales in both the Company's healthcare seating and multipurpose room furniture segments. For fiscal 2006, the multipurpose room furniture segment experienced a sales increase of 12 percent and the healthcare seating segment experienced sales growth of almost 4 percent. Within the multipurpose room furniture segment, chair sales accounted for most of the increase, as sales of this product line were 34 percent higher than the prior year. Table sales also increased by 4 percent. Other sales, consisting primarily of sales of portable partitions, lecterns, and carts, increased 11 percent. International sales for all segments represented 15 percent of net sales for both fiscal 2006 and 2005.

GROSS PROFIT

Fiscal 2007 gross profit as a percentage of net sales decreased to 32 percent from 36 percent in the prior fiscal year. Of this decrease, approximately one and one half percentage points were due to higher labor costs at the Company's multipurpose room segment. During fiscal 2007, due to local economic conditions, employee turnover at the Company's multipurpose room operations increased significantly. The Company's response to these conditions has been to increase production wages which has caused labor costs to increase. In addition, due to the high level of turnover, the Company has more new production employees which has reduced labor efficiencies. Material costs at the multipurpose room operations have also increased, as a percent of sales, contributing to one half of one percentage point of the decline in gross margin. Gross margin declined by an additional one and one half percentage point as a result of the material, labor and overhead costs related to the continued startup of the fence products operations. The Company also incurred $107,000 in stock-based compensation expense during fiscal 2007, and none in fiscal 2006 recorded in cost of goods sold.

Fiscal 2006 gross profit as a percentage of net sales increased to 36 percent from 33 percent in the prior fiscal year. Of this increase, approximately two percentage points were due to lower overhead costs associated primarily with the unsuccessful startup of the manufacturing operation for the Company's next generation table in the prior fiscal year and approximately one percentage point was due to an inventory charge in fiscal 2005 of $324,000 related to the decision to discontinue funding the next generation table project. No similar charge occurred in fiscal 2006. The gross margin increase was partially offset by approximately one percentage point in higher material costs at the Company's multipurpose room operations due to the higher volume of chair sales in the period. The Company also experienced higher material costs as a percentage of sales at the health care seating operations in fiscal 2006 as compared to fiscal 2005.

OPERATING EXPENSES

For fiscal 2007, selling expenses were 15 percent of net sales as compared to 14 percent in the prior fiscal year. Actual expenses increased by $0.86 million, or 11 percent. Multipurpose room furniture selling costs increased by $0.48 million over the prior fiscal year. This increase resulted primarily from higher commission costs, new representative salary costs and trade show costs. This increase was partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating segment increased by $0.20 million over the prior fiscal year due primarily to the increase in sales volume. In addition, the Company incurred $0.11 million in selling expenses related to the new fence products operation and $0.07 million related to stock-based compensation expense.

For fiscal 2006, selling expenses were down at 14 percent of net sales as compared to 15 percent in the prior fiscal year. Actual expenses increased by $0.48 million, or 6 percent. Multipurpose room furniture selling expenses increased by $0.46 million over the prior fiscal year primarily due to higher commission costs due to the higher sales volume, partially offset by lower salary costs for new sales representatives. Selling expenses at the healthcare seating operations increased by $0.02 million over the prior fiscal year due to higher commission costs related to the higher sales volume.

General and administrative expenses were 4 percent of net sales in fiscal 2007, 2006 and 2005. Actual expenses increased by 26 percent, or $0.53 million, in fiscal 2007 as compared to fiscal 2006. The increase was due to higher legal and professional fees as well as $0.10 million in stock-based compensation expense.

General and administrative expenses increased by 2 percent, or $0.03 million, in fiscal 2006 as compared to fiscal 2005. The increase was due to higher outside services, training and professional fees partially offset by lower personnel costs.

Research and development expenses were 3 percent of net sales in fiscal 2007, 2006, and 2005. For fiscal 2007, spending decreased by 11 percent, or $0.19 million, as compared to fiscal 2006. This decrease was primarily due to lower outside services costs, lower testing costs, and lower deprecation costs due to classifying the fence products related expenses in the current year as a production expense rather than a research and development expense due to the launch of the fence product line in the current year. These decreases were partially offset by stock-based compensation expense of $33,000 recorded in fiscal 2007 with none in fiscal 2006.

For fiscal 2006, research and development expenses increased by 37 percent, or $0.47 million, as compared to fiscal 2005. This increase was primarily due to higher personnel costs and prototyping costs related primarily to efforts to utilize the existing rotomolding equipment. This increase was partially offset by lower costs for outside services.

For fiscal 2005, the Company recorded an impairment charge of $2.2 million related to the Company's decision to discontinue funding its next generation table. The Company recorded an impairment on some of the assets involved in the project to reduce their carrying amounts to their estimated fair value. The fair value was determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company utilized an outside specialist to help establish the fair value of the assets. The impairment charge consisted of $2.0 million in impairment of fixed assets and $0.2 million in impairment of other intangible assets. No impairment charge occurred in fiscal 2007 or fiscal 2006.

OTHER INCOME/EXPENSE

Other income/expense netted to $0.05 million in income in fiscal 2007. Investment income was $0.11 million, a decrease of $0.20 million from the prior fiscal year due to a lower average balance of cash and cash equivalents and available-for-sale securities in the current fiscal year. Interest expense was $0.12 million in the current year as compared to $0 in the prior fiscal year due to borrowings on the Company's line of credit in the current fiscal year. Other income in fiscal 2007, which totaled $0.05 million, consisted of $0.04 million in realized foreign currency exchange gains and $0.01 million in other income.

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

INCOME TAXES

Provision for income taxes was $2.30 million in fiscal 2007 as compared to $2.81 million in fiscal 2006 and $1.45 million in fiscal 2005. The effective tax rates for these years were 34 percent, 34 percent, and 37 percent, respectively. The reduction in effective rate for fiscal 2007 and 2006 as compared to fiscal 2005 was due primarily to increases in tax exempt interest income, a research and development tax credit associated with the Company's healthcare seating operations, benefits resulting from the implementation of the American Jobs Creation Act of 2004, and a reversal of a previously recorded tax reserve.

NET INCOME

For reasons stated above, the Company's net income for fiscal 2007 was $4.45 million, a decrease of $1.09 million or 20 percent compared to fiscal 2006. For fiscal 2006, net income was $5.54 million, an increase of $3.07 million or 124 percent compared to net income in fiscal 2005.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth selected unaudited quarterly financial data for the most recent twelve quarters. This quarterly financial data reflects, in the opinion of management, all adjustments necessary to present fairly the
results of operations for such periods.   The operating results for any
quarter are not necessarily indicative of results for any future period.   The
Company anticipates that operating results may fluctuate on a quarterly basis depending upon a number of factors including those described in "Risk Factors." Earnings per share information may not add to match annual earnings per share information due to rounding.

UNAUDITED QUARTERLY FINANCIAL INFORMATION:
(in thousands, except per share amounts)

                                Q1 2005     Q2 2005     Q3 2005     Q4 2005
                                -------     -------     -------     -------
     Net sales                  $12,046     $13,378     $11,872     $12,976
     Gross profit                 4,141       4,602       4,005       3,987
     Income (loss) before
      provision for income tax    1,666       1,815       1,254        (840)
     Net income (loss) from
      operations                  1,071       1,140         795        (537)
     Basic earnings (loss) per
      share                        0.25        0.27        0.18       (0.12)
     Diluted earnings (loss)
      per share                    0.24        0.25        0.18       (0.12)


                                Q1 2006     Q2 2006     Q3 2006     Q4 2006
                                -------     -------     -------     -------
     Net sales                  $14,384     $14,053     $13,408     $13,856
     Gross profit                 5,319       5,124       4,546       4,765
     Income before provision
      for income tax              2,380       2,188       1,720       2,064
     Net income from operations   1,518       1,445       1,199       1,379
     Basic earnings per share      0.36        0.35        0.29        0.34
     Diluted earnings per share    0.34        0.34        0.28        0.33


                                Q1 2007     Q2 2007     Q3 2007     Q4 2007
                                -------     -------     -------     -------
     Net sales                  $14,702     $15,781     $15,242     $14,613
     Gross profit                 5,053       5,075       4,707       4,710
     Income before provision
      for income tax              1,922       2,022       1,627       1,178
     Net income from operations   1,269       1,334       1,074         770
     Basic earnings per share      0.33        0.38        0.32        0.23
     Diluted earnings per share    0.32        0.37        0.32        0.22

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, which consist primarily of high-quality commercial paper and repurchase agreements collateralized with U.S. Treasury securities, totaled $0.30 million at March 31, 2007 which compared to $4.79 million at
March 31, 2006.   In addition, the Company held no available-for-sale
securities at March 31, 2007 as compared to $4.55 million at March 31, 2006.

The following table highlights certain key cash flow and capital information pertinent to the discussion that follows:


YEAR ENDED MARCH 31,                              2007           2006
                                               ----------     ----------
Net cash provided by operations                $3,706,000     $7,245,000
Net sales of available-for-sale securities      4,551,000      2,612,000
Purchases of property and equipment            (4,589,000)    (2,236,000)
Net proceeds from lines of credit               3,731,000           -
Net proceeds from exercise of stock options
 and issuance of shares to the 401(k) plan        242,000      1,123,000
Purchase and retirement of common stock       (12,124,000)    (8,035,000)

The decrease in cash and cash equivalents for fiscal 2007 as compared to fiscal 2006 was due primarily to purchases of property and equipment of $4.59 million, and the purchase and retirement of common stock of $12.12 million. This decrease was partially offset by cash from operations of $3.71 million, net sales of available-for-sale securities of $4.55 million, the net proceeds from lines of credit of $3.73 million, and the net proceeds related to the exercise of stock options of $0.24 million.

Historically, the Company has financed its growth primarily through cash from operations. The Company has two lines of credit. On August 21, 2006, the Company entered into an agreement for an unsecured line of credit of up to $5.0 million. The agreement contains certain negative and affirmative covenants. As of March 31, 2007, the Company had $3.15 million of borrowings on this line of credit. As of March 31, 2007, the Company is in compliance with all debt covenants (See Note 14, Subsequent Event). The Company's subsidiary, Broda Enterprises, also has a line of credit. The limit on this facility is $1.21 million. As of March 31, 2007, $0.59 million was drawn under this facility. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2007, the Company is in compliance with all debt covenants related to this credit facility (See Note 14, Subsequent Event).

The Company's material cash commitments at March 31, 2007 consisted primarily of current liabilities of $7.11 million to be paid from funds generated from operations. Current liabilities consisted of the following:

YEAR ENDED MARCH 31,                        2007            2006
                                         ----------      ----------
Accounts payable                         $2,956,000      $1,989,000
Accrued payroll and payroll taxes         1,887,000       1,080,000
Accrued warranty                            485,000         470,000
Deferred revenue                            485,000         492,000
Income taxes payable                         85,000          88,000
Net borrowing on line of credit, current    589,000            -
Other                                       624,000         297,000
                                         ----------      ----------
Total current liabilities                $7,111,000      $4,416,000
                                         ==========      ==========

The Company's contractual commitments consisted of two lease agreements for Broda's production and office facilities under which it is obligated to pay $16,000 Canadian (approximately US $14,000 as of March 31, 2007) per month through April 2007. These lease agreements expired in April 2007. Management continued these leases on a month-to-month basis through June 2007 at which time it completed its move into its new facility. At March 31, 2007, the Company also has fixed price commitments to purchase $273,000 in raw material inventory during the following year.

On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization by an additional 200,000 shares and on August 3, 2006, the board of directors again increased the share repurchase authorization an additional 400,000 shares, bringing the total to 1,250,000 shares. As of March 31, 2007, 1,156,779 shares had been repurchased for approximately $20.1 million. On October 24, 2006, the board of directors ended the share repurchase authorization. During the six months ended March 31, 2007, no shares were repurchased.

The Company currently believes that cash flow from its current operations together with existing cash reserves and available lines of credit will be sufficient to support its working capital requirements for its existing operations for at least the next 12 months. The Company cannot guarantee that its working capital will be sufficient to support the Company's operations.
If the existing cash reserves, cash flow from operations and debt financing are insufficient or if working capital requirements are greater than currently estimated, the Company could be required to raise additional capital. The Company may not be capable of raising additional capital or the terms upon which such capital may be available to the Company may not be acceptable. Additional sources of equity capital are available to the Company through the exercise by holders of outstanding options. At March 31, 2007, the proceeds which would have been received by the Company upon exercise of outstanding options which were exercisable on that date were approximately $3.62 million. There is no assurance that such options will be exercised.

IMPACT OF INFLATION AND ENVIRONMENTAL REGULATIONS

During the fiscal year ended March 31, 2005, the Company experienced inflation on several of its raw materials including steel, plastic and wood. During the fiscal year ended March 31, 2006 and 2007, the inflationary pressures continued, but at a reduced rate. However, transportation costs have continued to increase as fuel prices have increased. During these three fiscal years, the Company has implemented price increases on its products in response to these increases and has been able to recover part of its increased costs. However, the Company has been unable to fully maintain its previous margins. The Company plans to continue to implement these price increases and is hopeful to regain its previous position with respect to margins, but can give no assurance that it will be successful in doing so. The Company estimates that the effects of inflation on its material costs has been to increase the costs of materials as a percent of sales by less than one percentage point during the fiscal year ended March 31, 2006 and 2007 as compared to the prior fiscal year. However, significant increases in the price of raw materials could occur and have a material adverse impact on the Company's results of operations.

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

Forward-looking statements contained in this Annual Report on Form 10-K include plans and objectives of management for future operations, including plans and objectives relating to the products, marketing, customers, product line expansions, liquidity and capital resources, and cost reductions to preserve margins. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. These forward-looking statements relate to:

   - references to predicted increases in the institutional furniture and United States office furniture markets and the Company's belief of a rebound in the office furniture business;
   - statements regarding the contribution of fencing to the Company's sales growth, and the industry's growth;
   - statements regarding the Company's belief that it will be able to increase fence production and successfully enter the fence market;
   - statements regarding the Company's beliefs about economic pressures on the healthcare seating market and the multipurpose room furniture operations;
   - statements that the Company anticipates developing additional complementary chair lines and further penetrating its existing marketplace with its current line of chairs;
   - statements regarding management's belief regarding the sufficiency of future earnings to recover deferred tax assets;
   - statements regarding the Company's hope that it will regain its previous position with respect to margins;
   - statements relating to the Company's belief that cash flow from its current operations, existing cash reserves, and available line of credit will be sufficient to support its working capital requirements to fund existing operations for at least the next 12 months; and
   -  statements related to anticipated capital expenditures.

All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, that could cause actual results to differ materially from historical results and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The considerations listed below and elsewhere in this filing could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any views or statements expressed with respect to future periods. Important factors and risks that might cause such differences, include, but are not limited to:

   - a repeated downturn in domestic and international economies and business conditions, specifically in the institutional furniture industry;
   -  war, terrorist acts, and threats of war and terrorist acts;
   -  increased competition in the Company's institutional furniture market;
   - loss of important customer contracts through increased price-based and product quality competition, especially in the Company's multipurpose room furniture segment;
   -  limited management and key employee resources;
   - declines in sales volumes and profit margins in the Company's multipurpose room furniture and healthcare seating businesses;
   - lower than expected revenue, revenue growth, cash flow and gross margins from the multipurpose room and healthcare seating operations, higher materials and labor costs, or the Company's inability, for any reason, to profitably introduce new products or implement its marketing strategies in the healthcare seating and multipurpose room markets;
   - the Company's inability for any reason to develop new products and expand successfully into new markets;
   - the Company's ability to manufacture and market at current margins high quality, high performance products at competitive prices;
   - import restrictions and economic conditions in the Company's foreign markets and foreign currency risks associated therewith;
   -  the Company's ability to maintain relatively low cost labor rates;
   - the Company's ability to source a sufficient volume of acceptable raw materials at current prices;
   - increased product warranty service costs if warranty claims increase as a result of the Company's new product introductions or acquisitions or for any other reason;
   - the Company's ability to refine and enhance the quality and productivity of its manufacturing process;
   - the Company's ability to locate and successfully consummate and integrate acquisitions, if any, of complementary product lines or companies on terms acceptable to the Company;
   - the Company's ability to retain and maintain relationships with key customers;
   - the availability of insurance funding or government reimbursement for the Company's healthcare seating products;
   - regulatory developments that adversely affect demand for the Company's products, particularly the Company's healthcare seating products;
   - adverse regulatory developments in the healthcare industry affecting our healthcare seating business; and
   -  other factors noted in "Item 1A  Risk Factors."

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manufactures its products in the United States and Canada and sells its products in those markets as well as in other countries. The majority of the Company's sales and expenses are transacted in U.S. dollars with limited transactions occurring in Canadian dollars or other foreign currencies. For the year ended March 31, 2007, approximately 5 percent of the Company's net sales, 8 percent of the Company's cost of products sold, and 12 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. For the years ended March 31, 2006 and 2005, approximately 5 percent of the Company's net sales, 7 percent of the Company's cost of products sold, and 12 percent of the Company's operating expenses were denominated in currencies other than the U.S. dollar. Foreign currency exchange rate fluctuations did not have a material impact on the financial results of the Company during fiscal 2007. The Company's healthcare chair operations have occasionally entered into forward contracts for specific U.S. dollar denominated accounts receivable. As of March 31, 2007, 2006, and 2005, no forward contracts were outstanding.

The economic impact of foreign exchange rate movements on the Company is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. The Company estimates that a 10 percent adverse change in foreign exchange rates could have reduced operating profit by as much as $186,000, $145,000 and $148,000 for the fiscal years ended March 31, 2007, 2006 and 2005. As mentioned above, this quantitative measure has inherent limitations and the sensitivity analysis disregards the possibility of other effects that may offset such adverse change.




MANAGEMENT'S STATEMENT

The Company's consolidated financial statements were prepared by management. Management is responsible for the integrity and objectivity of the financial information presented, including amounts that must necessarily be based on judgments and estimates. The Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, have audited these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors is composed of directors who are free of any relationship or personal interest that, in the opinion of the Board of Directors, would interfere with their ability to exercise sound judgment as a committee member. The purpose of the Audit Committee is to provide assistance to the overall Board of Directors in fulfilling the Board's responsibility to the shareholders, potential shareholders, and the investment community relating to corporate accounting, reporting practices of the corporation, and the quality and integrity of the financial reports of the corporation. In so doing, it is the responsibility of the Audit Committee to establish and maintain free and open means of communication between the directors, the independent auditor, and the financial management of the Company.

Based on a review and discussions of the Company's 2007 audited consolidated financial statements with management and discussions with the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors that the Company's fiscal 2007 audited consolidated financial statements be included in the Company's Annual Report on Form 10-K. The Board of Directors concurred.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as of March 31, 2007 and 2006

     Consolidated Statements of Income for the fiscal years ended March 31, 2007, 2006, and 2005

     Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2007, 2006, and 2005

     Consolidated Statements of Cash Flows for the fiscal years ended March
       31, 2007, 2006, and 2005

     Notes to Consolidated Financial Statements



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MITY Enterprises, Inc.:
Orem, UT

We have audited the accompanying consolidated balance sheets of MITY Enterprises, Inc. and subsidiaries (the Company) as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MITY Enterprises, Inc. and subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on April 1, 2006 the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."


Deloitte & Touche LLP

Salt Lake City, UT
June 12, 2007



MITY ENTERPRISES, INC. - CONSOLIDATED BALANCE SHEETS as of March 31, 2007 and 2006


March 31,                                             2007           2006
                                                  -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $   302,000    $ 4,787,000
  Available-for-sale securities                          -         4,547,000
  Accounts receivable, less allowances of
   $214,000 and $140,000 at March 31, 2007
   and 2006, respectively                           8,978,000      6,718,000
  Inventories                                       4,763,000      2,587,000
  Prepaid expenses and other current assets           779,000        655,000
  Deferred income tax assets                          387,000        402,000
                                                  -----------    -----------
Total current assets                               15,209,000     19,696,000

Property and equipment, net                        15,734,000     12,485,000
Deferred income tax assets                            199,000        248,000
Goodwill                                            2,371,000      2,358,000
Other assets, net                                      91,000         32,000
                                                  -----------    -----------
                                                  $33,604,000    $34,819,000
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 2,956,000    $ 1,989,000
  Accrued expenses and other current liabilities    3,566,000      2,427,000
  Net borrowing on line of credit                     589,000           -
                                                  -----------    -----------
Total current liabilities                           7,111,000      4,416,000
Net borrowing on long-term line of credit           3,151,000           -
                                                  -----------    -----------
Total liabilities                                  10,262,000      4,416,000

Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, par value $.10 per share;
   authorized 3,000,000 shares; no shares
   issued and outstanding                                -              -
  Common stock, par value $.01 per share;
   authorized 10,000,000 shares; issued and
   outstanding 3,334,111 shares at March 31,
   2007 and 3,990,303 shares at March 31, 2006         33,000         40,000
  Additional paid-in capital                       10,725,000     12,244,000
  Retained earnings                                11,668,000     17,247,000
  Accumulated other comprehensive income              916,000        872,000
                                                  -----------    -----------
Total stockholders' equity                         23,342,000     30,403,000
                                                  -----------    -----------
                                                  $33,604,000    $34,819,000
                                                  ===========    ===========

        (See accompanying notes to consolidated financial statements)


MITY ENTERPRISES, INC. - CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended March 31, 2007

Year Ended March 31,                  2007          2006          2005
                                  -----------   -----------   -----------
Net sales                         $60,338,000   $55,701,000   $50,272,000
Cost of products sold              40,793,000    35,947,000    33,537,000
                                  -----------   -----------   -----------
Gross profit                       19,545,000    19,754,000    16,735,000
Operating expenses:
  Selling                           8,760,000     7,903,000     7,427,000
  General and administrative        2,538,000     2,012,000     1,980,000
  Research and development          1,548,000     1,734,000     1,265,000
  Asset impairment                       -             -        2,226,000
                                  -----------   -----------   -----------
Total operating expenses           12,846,000    11,649,000    12,898,000
                                  -----------   -----------   -----------
Income from operations              6,699,000     8,105,000     3,837,000
Other income:
  Investment income                   113,000       310,000       171,000
  Interest expense                   (115,000)         -             -
  Other, net                           52,000       (63,000)     (113,000)
                                  -----------   -----------   -----------
Total other income, net                50,000       247,000        58,000
                                  -----------   -----------   -----------
Income before provision for income
 taxes and minority interest        6,749,000     8,352,000     3,895,000
Provision for income taxes          2,302,000     2,811,000     1,448,000
                                  -----------   -----------   -----------
Net income before minority
 interest                           4,447,000     5,541,000     2,447,000
Minority interest                        -             -           22,000
                                  -----------   -----------   -----------
Net income                        $ 4,447,000   $ 5,541,000   $ 2,469,000
                                  ===========   ===========   ===========







Basic earnings per share                $1.26         $1.34         $0.57
                                  ===========   ===========   ===========
Weighted average number of
 common shares - basic              3,519,942     4,124,189     4,296,525
                                  ===========   ===========   ===========

Diluted earnings per share              $1.23         $1.30         $0.55
                                  ===========   ===========   ===========
Weighted average number of
  common and common equivalent
  shares - diluted                  3,617,907     4,270,962     4,474,111
                                  ===========   ===========   ===========

        (See accompanying notes to consolidated financial statements)


MITY ENTERPRISES, INC. - CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For each of the three years in the period ended March 31, 2007

                                                   Accumulated
                                                         Other
                              Additional               Compre-          Total
                     Common      Paid-In    Retained   hensive   Stockholders'
                       Stock     Capital    Earnings    Income         Equity
                     ------- ----------- ----------- ---------   ------------
Balance at April 1,
 2004                $43,000 $11,469,000 $15,868,000  $419,000    $27,799,000
Comprehensive income:
 Net income                                2,469,000
 Unrealized losses on
  available-for-sale
  securities                                           (12,000)
 Foreign currency
  translation                                          269,000
                                                                  -----------
Total comprehensive
 income                                                             2,726,000
Issuance of 63,189
 shares of common
 stock from the
 exercise of options             555,000                              555,000
Issuance of 3,655
 shares of common
 stock to the
 Company's 401(k)
 plan                             59,000                               59,000
Tax benefit of
 employee stock
 options                         125,000                              125,000
                     ------- ----------- ----------- ---------   ------------
Balance at March
 31, 2005             43,000  12,208,000  18,337,000   676,000     31,264,000

Comprehensive income:
 Net income                                5,541,000
 Unrealized gains on
  available-for-sale
  securities                                             8,000
 Foreign currency
  translation                                          188,000
                                                                  -----------
Total comprehensive
 income                                                             5,737,000
Issuance of 159,983
 shares of common
 stock from the
 exercise of options   2,000   1,385,000                            1,387,000
Surrender of 17,224
 shares of common
 stock for issuance
 of common stock
 from the exercise
 of options                     (327,000)                            (327,000)
Issuance of 3,956
 shares of common
 stock to the
 Company's 401(k)
 plan                             63,000                               63,000
Purchase and
 retirement of
 481,846 shares
 of common stock      (5,000) (1,399,000) (6,631,000)              (8,035,000)
Tax benefit of
 employee stock
 options                         314,000                              314,000
                     ------- ----------- ----------- ---------   ------------
Balance at March
 31, 2006             40,000  12,244,000  17,247,000   872,000     30,403,000

Comprehensive income:
 Net income                                4,447,000
 Unrealized gains
  on available-for-
  sale securities                                        4,000
 Foreign currency
  translation                                           40,000
                                                                  -----------
Total comprehensive
 income                                                             4,491,000
Issuance of 15,710
 shares of common
 stock from the
 exercise of
 options                         185,000                              185,000
Surrender of 56
 shares of common
 stock for issuance
 of common stock
 from the exercise
 of options                       (1,000)                              (1,000)
Issuance of 3,087
 shares of common
 stock to the
 Company's 401(k)
 plan                             58,000                               58,000
Purchase and
 retirement of
 674,933 shares of
 common stock         (7,000) (2,091,000)(10,026,000)             (12,124,000)
Tax benefit of
 employee stock
 options                          23,000                               23,000
Stock-based
 compensation                    307,000                              307,000
                     ------- ----------- ----------- ---------   ------------
Balance at March
 31, 2007            $33,000 $10,725,000 $11,668,000  $916,000    $23,342,000
                     ======= =========== =========== =========   ============

         (See accompanying notes to consolidated financial statements)


MITY ENTERPRISES, INC.- CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended March 31, 2007

Year Ended March 31,                        2007         2006         2005
                                        -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $ 4,447,000  $ 5,541,000  $ 2,469,000
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Asset impairment                             -            -       2,226,000
  Depreciation                            1,701,000    1,474,000    1,793,000
  Amortization                                5,000         -          37,000
  Deferred taxes                             63,000      456,000     (473,000)
  Loss (gain) on disposal of property
   and equipment                             (2,000)      29,000       (6,000)
  Tax benefit from exercise of stock
   options                                     -         314,000      125,000
  Excess tax benefit from stock-based
   compensation                             (23,000)        -            -
  Stock-based compensation                  307,000         -            -
  Changes in assets and liabilities:
   Accounts receivable                   (2,257,000)    (180,000)    (652,000)
   Inventories                           (2,177,000)     (43,000)     (88,000)
   Tax receivable                              -            -         784,000
   Prepaid expenses and other current
    assets                                 (122,000)    (341,000)     107,000
   Accounts payable                         598,000      194,000     (420,000)
   Accrued expenses and other current
    liabilities                           1,166,000     (199,000)     462,000
                                        -----------  -----------  -----------
Net cash provided by operating
 activities                               3,706,000    7,245,000    6,364,000
                                        -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale
 securities                                (845,000)  (4,664,000)  (7,591,000)
Sales and maturities of available-for-
 sale securities                          5,396,000    7,276,000    1,478,000
Proceeds from sale of property and
 equipment                                   17,000       32,000       85,000
Purchases of property and equipment      (4,589,000)  (2,236,000)  (2,142,000)
Purchase of Versipanel                         -            -      (1,201,000)
Net decrease (increase) in other
 asset, net                                 (64,000)      77,000      (30,000)
                                        -----------  -----------  -----------
Net cash provided by (used in)
 investing activities                       (85,000)     485,000   (9,401,000)
                                        -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of stock
 options and issuance of shares to the
 401(k) plan                                242,000    1,123,000      614,000
Minority interest                              -            -         (34,000)
Proceeds from lines of credit            15,421,000         -            -
Payments on lines of credit             (11,690,000)        -            -
Tax benefit from exercise of stock
 options                                     23,000         -            -
Purchase and retirement of common stock (12,124,000)  (8,035,000)        -
                                        -----------  -----------  -----------
Net cash provided by (used in)
 financing activities                    (8,128,000)  (6,912,000)     580,000
                                        -----------  -----------  -----------
Effect of exchange rate changes on cash      22,000       29,000       15,000
                                        -----------  -----------  -----------
Net increase (decrease) in cash and
 cash equivalents                        (4,485,000)     847,000   (2,442,000)
Cash and cash equivalents at beginning
 of year                                  4,787,000    3,940,000    6,382,000
                                        -----------  -----------  -----------
Cash and cash equivalents at end of year$   302,000  $ 4,787,000  $ 3,940,000
                                        ===========  ===========  ===========


                                                                 (continued)
       (See accompanying notes to consolidated financial statements)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Year Ended March 31,                        2007         2006         2005
                                        -----------  -----------  -----------
Cash paid during the year for income
 taxes                                  $ 2,379,000  $ 2,358,000  $   772,000

Cash paid for interest                      100,000         -            -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

As of March 31, 2007 and 2006, $416,000 and $45,000 of additions to property and equipment were accrued as accounts payable.

During the year ended March 31, 2007, 56 shares of the Company's common stock with a value of approximately $1,000 were surrendered in exchange for the exercise of stock options. During the year ended March 31, 2006, 17,224 shares of the Company's common stock with a value of approximately $327,000 were surrendered in exchange for the exercise of stock options.

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
                                                      ===========




                                                                  (concluded)

       (See accompanying notes to consolidated financial statements)

MITY ENTERPRISES, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For each of the three years in the period ended March 31, 2007


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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements of the Company include the accounts of MITY Enterprises, Inc. and all wholly owned and partially owned subsidiaries for which the Company exercises control. All intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include highly liquid investments which have an original maturity not greater than three months.

AVAILABLE-FOR-SALE SECURITIES
Debt securities, which consist of corporate bonds and government agency securities, are classified as available-for-sale and are recorded at their fair value. When the fair value of available-for-sale securities differs from the amortized cost, the resulting unrealized gain or loss is recorded as a component of comprehensive income. The amortization of premiums and discounts on debt securities in this category are included in investment income and reflected in the net carrying amount of the debt securities. The cost of securities sold during the period is based on the specific identification method. Interest on securities in this category are included in investment income. As of March 31, 2007, the Company did not have any available-for-sale securities. As of March 31, 2006, the Company had unrealized holding losses on available-for-sale securities of $6,000. These losses were related to fluctuations in interest rates and were not considered to be other than temporary losses.

The contractual maturities of the available-for-sale securities held are summarized below:


March 31,                                                    2006
                                                Amortized Cost   Fair Value
                                                -------------  ------------
Due in one year or less                            $2,703,000    $2,697,000
Due after one through five years                      250,000       250,000
Due after five through ten years                         -             -
Due after ten years                                 1,600,000     1,600,000
                                                -------------  ------------
                                                   $4,553,000    $4,547,000
                                                =============  ============

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
                        ==========   ==========    ==========  ==========

For the years ended March 31, 2007, 2006 and 2005, proceeds from the sale of securities available-for-sale amounted to $5,396,000, $7,276,000, and $1,478,000, respectively; gross realized gains amounted to $1,000, $8,000 and $0, respectively; and gross realized losses amounted to $1,000, $0, and $0, respectively.

INVENTORIES
Inventories are stated at the lower of cost, on a first in, first out basis, or market. The Company has established a reserve on this inventory of $103,000 and $225,000 as of March 31, 2007 and 2006, respectively (See Note 4, Impairment of Assets).

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


GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reviews annually the carrying value of its goodwill during the first quarter of each fiscal year. The goodwill arose from its acquisitions of Broda Enterprises and Versipanel. During the quarter ended June 30, 2006, the Company reviewed the goodwill related to the Broda and Versipanel acquisitions and determined that there was no impairment. This review is performed using estimates of future cash flows. If the carrying value of the goodwill is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill exceeds its fair value. During the years ended March 31, 2007 and 2006, the change in the carrying value of the goodwill is related to foreign currency translation gains. The Company recorded an intangible asset of $85,000 (net of $5,000 in accumulated amortization) related to a license agreement entered into during the year ended March 31, 2007 for the Company's dance floor product line which is included in other assets. The term of this license agreement extends through the life of the patent which expires in June 2016. For the year ended March 31, 2007, the Company amortized $5,000 related to this intangible asset. The Company anticipates annual amortization expense related to this intangible asset of $12,000.

REVENUE RECOGNITION
The Company recognizes revenue in accordance with Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition," as revised by SAB No. 104. Sales are recorded when title passes and collectibility is reasonably assured under its various shipping terms. Revenue is normally recognized upon shipment of goods to customers. In certain circumstances revenue is not recognized until the goods are received by the customer based on the terms of the sale agreement. Discounts directly related to the sale are recorded as a reduction to net sales.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Available-for-sale securities are carried at fair value. The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, notes receivable, accounts payable and line of credit approximates fair value because of the immediate, short-term maturity, or variable rate nature of these financial instruments.

INCOME TAXES
The Company uses an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. The undistributed earnings of the Canadian operation are permanently reinvested.

STOCK-BASED COMPENSATION
Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment," which requires that the fair value compensation cost relating to share-based payment transactions be recognized in financial statements. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the employee's requisite service period. The fair value of the Company's stock options is estimated using a Black-Scholes option valuation model. The Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method and accordingly, prior years have not been restated. Under this method, stock-based compensation cost is recognized beginning April 1, 2006 for all options granted after the date of adoption as well as the unvested portion of previously granted options based on the estimated fair value. Prior to April 1, 2006 the Company accounted for employee stock option grants using the intrinsic method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and included disclosures of pro forma information in its footnotes to the consolidated financial statements. The Company elected to adopt the alternative transition method provided in the Financial Accounting Standards Board (FASB) Staff Position No. 123R-3, "Transition Election to Accounting for the Tax Effects of the Share-based Payment Awards," for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the Additional Paid-In Capital (APIC) pool related to the tax effects of employee stock-based compensation, and to determine the subsequent APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R. Pro forma net income and pro forma net income per share disclosed in Note 8, Common Stock Options, were determined using a Black-Scholes option valuation model. The impact of adopting SFAS No. 123R resulted in additional compensation expense of $307,000 in the fiscal year ended March 31, 2007.

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

LONG-LIVED ASSETS
The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires that all long-lived assets to be disposed of by sale be carried at the lower of carrying amount or fair value less cost to sell, and that depreciation cease to be recorded on such assets. The Company periodically reviews the carrying amount of its long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is considered not recoverable, the asset is adjusted to its fair value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed of. Due to the decision by the board of directors in January 2005 to discontinue the next generation table project, the Company impaired certain long-term assets during the quarter ended March 31, 2005. This resulted in an impairment charge of $2.2 million, including $2.0 million related to fixed assets and $0.2 million related to other intangible assets (See Note 4, Impairment of Assets). There were no additional long-lived assets which were considered impaired as of March 31, 2007 and 2006.

COMPREHENSIVE INCOME
The Company's comprehensive income consists of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities, and net income.

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


Year Ended March 31,                         2007        2006        2005
                                           --------    --------    --------
Balance at beginning of period             $470,000    $439,000    $415,000

Accruals for warranties issued
 during the period                          865,000     900,000     661,000

Settlements made during the period         (850,000)   (869,000)   (637,000)
                                           --------    --------    --------
Balance at end of period                   $485,000    $470,000    $439,000
                                           ========    ========    ========

FOREIGN CURRENCY EFFECTS
The financial statements of the Company's foreign subsidiary is measured using the Canadian dollar as the functional currency. Assets and liabilities are translated into U.S. dollars at year-end rates of exchange and results of operations are translated at average rates for the year. Gains and losses resulting from these translations are included in accumulated other comprehensive income as a separate component of stockholders' equity. The Company also recognizes foreign currency gains and losses for transactions related to its foreign subsidiary as well as note payments from its Australian dealer. For the years ended March 31, 2007, 2006, and 2005, currency gains (losses) totaled $36,000. ($53,000), and ($126,000), respectively.

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










Year Ended March 31,                       2007         2006         2005
                                       -----------  -----------  -----------
Numerator:
    Net income                         $ 4,447,000  $ 5,541,000  $ 2,469,000
                                       ===========  ===========  ===========
Denominator:
     Weighted average shares
       outstanding:
        Basic                            3,519,942    4,124,189    4,296,525
        Employee stock options
         and other                          97,965      146,773      177,586
                                       -----------  -----------  -----------
        Diluted                          3,617,907    4,270,962    4,474,111
                                       ===========  ===========  ===========
Earnings per common share:
        Basic                                $1.26        $1.34        $0.57
        Diluted                              $1.23        $1.30        $0.55


RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on April 1, 2006. The adoption of SFAS No. 151 did not have any impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from the fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have a commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on April 1, 2006. The adoption of SFAS No. 153 did not have any impact on the Company's consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a tax authority that has full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular reconciliation of unrecognized tax benefits. The provision of this interpretation are required to be adopted for fiscal years beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an
adjustment to retained earnings.   The Company is required to adopt FIN 48 for
its fiscal year beginning April 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued SAB No. 108, "Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006 and the adoption had no impact on the Company's consolidated financial statements.

During 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)". This Issue addresses the presentation in the income statement of taxes collected from customers and remitted to governmental authorities (including but not limited to sales, use, value added, and some excise taxes). The Task Force reached a consensus that the presentation of taxes within the scope of this issue on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed pursuant to APB Opinion 22. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company currently presents such taxes on a net basis and does not expect the adoption of EITF Issue No. 06-3 to have a material effect on its consolidated financial statements.

2.  INVENTORIES

Inventories consisted of the following:



March 31,                                  2007              2006
                                       -----------       -----------
  Materials and supplies               $ 2,613,000       $ 1,730,000
  Work-in-progress                         263,000           174,000
  Finished goods                         1,887,000           683,000
                                       -----------       -----------
                                       $ 4,763,000       $ 2,587,000
                                       ===========       ===========


3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

March 31,                                  2007              2006
                                       -----------       -----------
  Land and improvements                $ 3,231,000       $ 2,710,000
  Machinery and equipment               10,313,000         9,274,000
  Furniture and fixtures                 2,166,000         2,304,000
  Leasehold improvements                 1,086,000         1,013,000
  Building and improvements              9,798,000         6,818,000
                                       -----------       -----------
                                        26,594,000        22,119,000
Less accumulated depreciation and
 amortization                          (10,860,000)       (9,634,000)
                                       -----------       -----------
                                       $15,734,000       $12,485,000
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

As a result, during the quarter ending March 31, 2005, in accordance with SFAS No. 144, the Company realized an impairment on some of the assets involved in that project to reduce their carrying amounts to their estimated fair value. As per SFAS No. 144, the fair value was determined by the amount at which the assets could be bought or sold in a current transaction between willing parties. The Company utilized an outside specialist to establish the fair value of the assets. The impairment totaled $2,226,000 and consisted of $1,999,000 in impairment of fixed assets and $227,000 in impairment of other intangible asset related to license agreements.

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

During the quarter ended March 31, 2002, the Company entered into an agreement with a dealer for the Company's multipurpose room furniture in Australia and entered into a note receivable for $365,000. This note, which bears interest at the prime rate, requires monthly payments of interest and principal in the amount of $8,000 (US$) and is being amortized over a six and one half year period. The note is secured by all of the assets of the dealership and by personal guarantees from the principals of the dealership. At March 31, 2007 and 2006, the gross value of this note receivable was $16,000 and $80,000, respectively. At March 31, 2007, all of this note receivable is current and is included in prepaid expenses and other current assets. As of March 31, 2007, the dealer was current on payments on this note receivable.

As of March 31, 2007 and 2006, the Company has another note receivable for $16,000 and $26,000, respectively, of which $10,000 is current as of each date and is included in prepaid expenses and other current assets.

6.  LINE OF CREDIT

On August 21, 2006, the Company entered into a Loan Agreement and Promissory Note ("Loan") between the Company and Zions First National Bank to provide an unsecured revolving line of credit of up to $5.0 million, bearing interest at U.S. Prime minus 1.25 percent (7.00 percent at March 31, 2007). The Loan expires on September 1, 2008. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan contains certain negative and affirmative covenants. As of March 31, 2007, the Company is in compliance with all debt covenants (See Note 14, Subsequent Event). As of March 31, 2007, the Company had $3,151,000 of borrowings on the line of credit with $1,849,000 in available capacity.

The Company's wholly-owned subsidiary, Broda Enterprises, has a line of credit, bearing interest at Canadian prime (6.00 percent and 5.50 at March 31, 2007 and 2006, respectively) which is secured by a General Security Agreement, an assignment of insurance and guarantees by the Company. The limit on this line is $1,212,000 (US$) and $857,000 (US$) at March 31, 2007 and 2006,
respectively. At March 31, 2007, $589,000 (US$) was outstanding on this line with $623,000 (US$) in available capacity. At March 31, 2006, no balance was outstanding. Among other restrictions, this credit facility requires the maintenance of certain financial ratios and levels of working capital. As of March 31, 2007, the Company is in compliance with all debt covenants (See Note 14, Subsequent Event).

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:


March 31,                                  2007              2006
                                       -----------       -----------
Accrued payroll and payroll taxes      $ 1,887,000       $ 1,080,000
Accrued warranty                           485,000           470,000
Deferred revenue                           485,000           492,000
Tax payable                                 85,000            88,000
Other                                      624,000           297,000
                                       -----------       -----------
                                       $ 3,566,000       $ 2,427,000
                                       ===========       ===========


8.  COMMON STOCK OPTIONS

The Company's stock-based compensation consists of three stock incentive plans, the 1990 Stock Option Plan (the "1990 Plan"), the 1997 Stock Incentive Plan (the "1997 Plan") and the 2006 Stock Incentive Plan (the "2006 Plan"). The Company authorized and reserved 750,000 shares of common stock for issuance under the 1990 Plan, 900,000 shares of common stock for issuance under the 1997 Plan, and 300,000 shares of common stock for issuance under the 2006 Plan. No options remain unexercised under the 1990 Plan and the plan expired under its own terms during the year ended March 31, 2007. The purchase price for the shares under the plans is equal to the fair value of the common stock at the date the options are granted as determined by the closing price listed on The Nasdaq Stock Market except for shareholders holding more than ten percent of the outstanding stock, whose options are issued at a ten percent premium to the then current market value.

Effective April 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, stock-based compensation cost recognized beginning April 1, 2006 includes compensation cost for all share-based payments not yet vested as of April 1, 2006 based on the grant date fair value estimated had the Company adopted the provisions of SFAS No. 123. In addition, this transition method requires any share-based payments granted after April 1, 2006 be accounted for in accordance with the provisions of SFAS No. 123R.

For the fiscal year ended March 31, 2007, the adoption of SFAS No. 123R resulted in incremental stock-based compensation expense of $307,000. Of this amount, $107,000 was included in cost of products sold, $69,000 in selling expenses, $98,000 in general and administrative expenses, and $33,000 in research and development expenses. Stock-based compensation expense (net of expected forfeitures) was recognized for only those awards expected to vest on a straight-line basis over the requisite service period. Forfeiture rates were estimated based on past experience. The stock-based compensation expense associated with the adoption of SFAS No. 123R reduced net operating income and net income for the fiscal year ended March 31, 2007 by $307,000, and basic and diluted earnings per share by $0.08 and $0.09 per share, respectively. As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of expected forfeitures, was $595,000, and is expected to be recognized through the year ending March 31, 2012. The total income tax benefit related to share-based compensation for the year ended March 31, 2007 which is recorded in additional paid-in capital was $23,000, and was shown as a cash flow from operating and financing activities in the consolidated statements of cash flows. The $307,000 stock-based compensation expense is also included in cash flows from operating activities as an adjustment to reconcile net income to net cash provided by operating activities. The Company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123R.

Prior to April 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method outlined in APB Opinion No. 25. Accordingly, no compensation cost has been recognized for stock-based compensation for the prior years ended March 31, 2006 and 2005. Had compensation cost of the Company's stock-based compensation plans been determined consistent with SFAS No. 123R, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:


Year Ended March 31,                       2006              2005
                                       -----------       -----------
 Net income:
   As reported                         $ 5,541,000       $ 2,469,000
   Deduct stock-based employee
     compensation expense
     determined under the
     fair-value based method,
     net of related tax effects           (241,000)         (254,000)
                                       -----------       -----------
   Pro forma                           $ 5,300,000       $ 2,215,000
                                       ===========       ===========
 Earnings per share - basic:
   As reported                               $1.34             $0.57
   Pro forma                                 $1.29             $0.52

 Earnings per share - diluted:
   As reported                               $1.30             $0.55
   Pro forma                                 $1.24             $0.49


During the years ended March 31, 2007 and 2005, 108,500 and 58,499 options were granted, respectively. No options were granted during the year ended March 31, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007 and 2005, respectively: expected volatility of 23 percent and 41 percent, risk free interest rates of
4.82 percent and 3.31 percent, an expected annual dividend yield of zero percent, and expected lives of one to four years. The average risk-free interest rate was determined using the U.S. Treasury rate in effect as of the date of the grant, based on the expected term of the option. The expected term of the options was determined using historical data. The expected price volatility was determined using a weighted average of historical volatility of the Company's stock price over the corresponding expected option life. The weighted average fair value per share of options issued during the years ended March 31, 2007 and 2005 was $5.24 and $4.72, respectively.

The table below presents information related to stock option activity for the years ended March 31, 2007, 2006 and 2005:

Year Ended March 31,                   2007           2006          2005
                                    ----------     ----------    ----------
Total intrinsic value of stock
  options exercised                 $  105,000     $1,407,000    $  500,000
Cash received from stock option
  exercises                            185,000      1,387,000       555,000
Net income tax benefit from the
 exercise and sale of stock options     23,000        314,000       125,000


A table of stock option activity is shown below:


                                          Weighted     Remaining
                           Number          Average   Contractual     Intrinsic
                       of Options   Exercise Price   Term (years)        Value
                       ----------   --------------   ------------   ----------
Outstanding at April
  1, 2004                 563,362           $10.70
 Granted                   58,499            14.92
 Exercised                (63,189)            8.78
 Forfeited                (13,844)           14.64
                       ----------   --------------   ------------   ----------
Outstanding at March
  31, 2005                544,828            11.27           5.97   $2,027,000
 Granted                        0              -
 Exercised               (159,983)            8.67
 Forfeited                 (9,474)           15.14
                       ----------   --------------   ------------   ----------
Outstanding at March
 31, 2006                 375,371           $12.28           5.85   $2,706,000
 Granted                  108,500            17.05
 Exercised                (15,710)           11.76
 Forfeited                (23,985)           16.90
                       ----------   --------------   ------------   ----------
Outstanding at March
 31, 2007                 444,176           $13.22           5.87   $2,569,000
                       ==========   ==============   ============   ==========

No options expired during the three years ended March 31, 2007. Options exercisable at March 31, 2007, 2006 and 2005 were 310,384, 296,729, and
405,679, respectively. Options exercisable as of March 31, 2007 had an intrinsic value of $2,278,000 and an average remaining contractual term of
4.42 years. Options vest over a one- to four-year period and are generally exercisable over ten years.

The following table summarizes the combined information of the 1997 and 2006 Plans' options outstanding at March 31, 2007:

---------------------------------------------------  ------------------------
         Options Outstanding                           Options Exercisable
---------------------------------------------------  ------------------------
                                Weighted
                                 Average   Weighted                  Weighted
    Range of                   Remaining    Average                   Average
    Exercise      Number     Contractual   Exercise        Number    Exercise
      Prices Outstanding  Life (in years)     Price   Exercisable       Price
------------ -----------  --------------   --------   -----------   ---------
 $6.78-$8.20      87,225       3.42        $  6.98        87,225     $  6.98
  9.70-11.75      91,825       2.47          10.22        91,825       10.22
 12.10-12.15      19,034       5.82          12.12        19,034       12.12
 12.96-15.50      69,174       6.38          14.76        54,640       14.85
 16.55-17.90     176,918       8.64          17.36        57,660       17.86
------------ -----------  --------------   --------   -----------   ---------
$6.78-$17.90     444,176       5.87        $ 13.22       310,384      $11.66
============ ===========  ==============   ========   ===========   =========

9.  EMPLOYEE BENEFIT PLANS

In January 1995, the Company established a defined contribution plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions by the Company, as determined by the Board of Directors. The discretionary amounts contributed to the plan for the years ended March 31, 2007, 2006 and 2005 were $134,000, $150,000, and $125,000, respectively.

In October 1996, the Board of Directors reserved up to 37,500 shares of MITY Enterprises common stock to be issued under the provisions of the 401(k) plan. An additional 50,000 shares of common stock were reserved in January 2000 and an additional 100,000 shares of common stock were reserved in March 2002. Shares are issued to the plan on a quarterly basis. The amounts issued to the plan in MITY Enterprises common stock for the years ended March 31, 2007, 2006 and 2005 were $58,000, $63,000, and $59,000, respectively. As of March 31,
2007, 130,588 shares had been issued under the provisions of the plan.

10.  INCOME TAXES

Income tax expense from operations consisted of the following components:


Year Ended March 31,                   2007           2006          2005
                                    ----------     ----------    ----------
  Current:
    Federal                         $1,398,000     $1,663,000    $1,392,000
    State                              255,000        295,000       211,000
    Foreign                            585,000        399,000       318,000
                                    ----------     ----------    ----------
  Total current                      2,238,000      2,357,000     1,921,000
                                    ----------     ----------    ----------
  Deferred:
    Federal                             13,000        405,000      (430,000)
    State                                1,000         28,000       (42,000)
    Foreign                             50,000         21,000        (1,000)
                                    ----------     ----------    ----------
  Total deferred                        64,000        454,000      (473,000)
                                    ----------     ----------    ----------
                                    $2,302,000     $2,811,000    $1,448,000
                                    ==========     ==========    ==========

The amount of the Company's foreign pre-tax income for the years ended March 31, 2007, 2006 and 2005 was $1,703,000, $1,268,000, and $834,000,
respectively.

The tax provisions for continuing operations were at effective rates as follows:

Year Ended March 31,                   2007           2006          2005
                                    ----------     ----------    ----------
 Federal statutory tax rates           34.0%          34.0%         34.0%
 State / provincial income taxes,
   net of federal benefit               4.0            3.9           3.3
 Deduction related to domestic
   production activities               (0.7)          (1.0)           -
 Meals and entertainment                0.3            0.2           0.4
 Foreign sales                         (0.4)          (0.6)         (0.6)
 Tax exempt interest income            (0.2)          (0.4)         (0.1)
 Research and development tax credit     -            (0.8)           -
 Stock-based compensation               1.5             -             -
 Other                                 (4.4)          (1.6)          0.2
                                    ----------     ----------    ----------
                                       34.1%          33.7%         37.2%
                                    ==========     ==========    ==========

During the year ended March 31, 2007, the Company reversed $295,000 of previously recorded reserves.


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

March 31,                                 2007                    2006
                                  --------------------   ---------------------
                                   Current   Long Term    Current    Long Term
                                  --------   ---------   --------   ----------
Deferred tax assets:
 Allowance for doubtful accounts  $ 78,000               $ 45,000
 Inventory                          36,000                 86,000
 Vacation accrual                   79,000                 71,000
 Warranty reserve and accrual      180,000                175,000
 Discontinued operations            14,000                 22,000
 AMT credit                                   $ 30,000                $30,000
 Depreciation and amortization                 251,000                273,000
 Other accruals                                             3,000
                                  --------   ---------   --------   ----------
 Total                             387,000     281,000    402,000     303,000
Deferred tax liabilities:
 Goodwill                                      (82,000)               (55,000)
                                  --------   ---------   --------   ----------
Net deferred tax asset            $387,000    $199,000   $402,000    $248,000
                                  ========   =========   ========   ==========

11.  COMMITMENTS AND CONTINGENCIES

The Company leases two buildings in its Waterloo, Ontario, Canada location under an operating lease which expired in April 2007. The current agreement requires lease payments of $16,000 Canadian (approximately US $14,000) per month. Management anticipates continuing this lease on a month-to-month basis until it moves into its new facility, currently anticipated to be in June 2007.

Total rent expense was $180,000, $187,000, and $147,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

At March 31, 2007, the Company has fixed price commitments to purchase $273,000 in raw materials inventory.

The Company has been named as defendant in certain lawsuits. While the Company cannot predict the results of these actions, management believes, based in part on the advice of legal counsel, that the liability, if any, resulting from such litigation and claims will not have a material affect on the consolidated financial statements.

12.  STOCK REPURCHASE

On June 7, 2005, the Company announced its intention to repurchase up to 500,000 shares of the Company's common stock. On January 24, 2006, the board of directors increased the share repurchase authorization by 150,000 shares. On May 18, 2006, the board of directors increased the share repurchase authorization an additional 200,000 shares and on August 3, 2006, the board of directors again increased the share repurchase authorization an additional 400,000 shares, bringing the total authorized to 1,250,000. As of March 31, 2007, 1,156,779 shares had been repurchased for approximately $20.1 million. On October 24, 2006, the board of directors ended the share repurchase authorization. During the six months ended March 31, 2007, no shares were repurchased.

13.  BUSINESS SEGMENT INFORMATION

Management currently views the Company as being three business segments: multipurpose room furniture, fencing and healthcare seating. The multipurpose room furniture business segment manufactures and markets lightweight, durable, folding leg tables, folding chairs, stacking chairs, lecterns, and other related products. The fence product segment includes a line of rotomolded fence panel products to be used in commercial and residential fencing applications. The Company's healthcare seating segment manufactures and markets healthcare chairs and related products. The Company's healthcare seating segment includes all of the Company's foreign-based sales. Revenues attributable to all foreign countries in total were $8,909,000, $8,400,000, and $7,372,000 for the years ended March 31, 2007, 2006 and 2005. Corporate related assets and expenditures are included in the multipurpose room furniture segment.

Reportable segment data reconciled to the consolidated financial statements for the fiscal years ended March 31, 2007, 2006 and 2005 is as follows:


Fiscal Year Ended March 31,            2007           2006          2005
                                    ----------     ----------    ----------
 Net sales:
    Multipurpose room furniture    $50,109,000    $48,201,000   $43,040,000
    Fence                            1,290,000           -             -
    Healthcare seating               8,939,000      7,500,000     7,232,000
                                    ----------     ----------    ----------
                                   $60,338,000    $55,701,000   $50,272,000
                                    ==========     ==========    ==========

 Income (loss) from operations:
    Multipurpose room furniture    $ 5,942,000    $ 6,657,000   $ 2,332,000
    Fence                           (1,229,000)          -             -
    Healthcare seating               1,986,000      1,448,000     1,505,000
                                    ----------     ----------    ----------
                                   $ 6,699,000    $ 8,105,000   $ 3,837,000
                                    ==========     ==========    ==========
 Depreciation & amortization expense:
    Multipurpose room furniture    $ 1,067,000    $ 1,299,000   $ 1,661,000
    Fence                              405,000           -             -
    Healthcare seating                 234,000        175,000       169,000
                                    ----------     ----------    ----------
                                   $ 1,706,000    $ 1,474,000   $ 1,830,000
                                    ==========     ==========    ==========
 Capital expenditures:
    Multipurpose room furniture    $ 1,951,000    $ 1,893,000   $ 1,900,000
    Fence                              100,000           -             -
    Healthcare seating               2,538,000        343,000       242,000
                                    ----------     ----------    ----------
                                   $ 4,589,000    $ 2,236,000   $ 2,142,000
                                    ==========     ==========    ==========



 Interest expense:
    Multipurpose room furniture    $   111,000    $      -      $      -
    Fence                                 -              -             -
    Healthcare seating                   4,000           -             -
                                    ----------     ----------    ----------
                                   $   115,000    $      -      $      -
                                    ==========     ==========    ==========


March 31,                              2007          2006
                                    ----------     ----------
 Total assets:
     Multipurpose room furniture   $22,740,000    $28,735,000
     Fence                           2,120,000           -
     Healthcare seating              8,744,000      6,084,000
                                    ----------     ----------
                                   $33,604,000    $34,819,000
                                   ===========    ===========

 Total goodwill:
    Multipurpose room furniture    $ 1,085,000    $ 1,085,000
    Fence                                 -              -
    Healthcare seating               1,286,000      1,273,000
                                    ----------     ----------
                                   $ 2,371,000    $ 2,358,000
                                   ===========    ===========


14.  SUBSEQUENT EVENT

On May 2, 2007, the Company announced that it had entered into an Agreement and Plan of Merger dated as of May 2, 2007 (the Merger Agreement) with MLE Holdings, Inc. (Parent) and FP Merger Sub, Inc., a wholly owned subsidiary of Parent (Merger Sub). Parent is an affiliate of Sorenson Capital Partners L.P. (Sorenson) and Peterson Partners LP (Peterson).

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the Merger). At the effective time of the Merger, each share of common stock of the Company then outstanding, other than those held by any wholly-owned subsidiary of the Company and those owned by Parent or Merger Sub, and other than those with respect to which dissenters' rights are properly exercised, will be converted into the right to receive $21.50 per share in cash, without interest (the Merger Consideration) and each option to purchase common stock of the Company then outstanding will be cancelled and option holders will receive the excess, if any, of the Merger Consideration over the option exercise price for each share subject to the option, less any applicable withholding taxes.

The Board of Directors of the Company unanimously approved the Merger Agreement, the Merger and the transactions contemplated thereby. Completion of the transaction is subject to the affirmative vote of the Company's shareholders and other customary closing conditions. Consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains certain termination rights for both the Company, Merger Sub and Parent. Among other things and subject to certain conditions,
(1) the Company may terminate the Merger Agreement if Merger Sub and Parent fail to close when the closing conditions are otherwise satisfied, (2) the Company may terminate the Merger Agreement to accept a superior proposal, and
(3) Merger Sub and Parent may terminate the Merger Agreement if the Company changes its recommendation, recommends another proposal or fails to include its recommendation in the proxy statement. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain circumstances, (1) the Company may be obligated to pay Parent a termination fee of $1,450,000 or reimburse Parent and Merger Sub for their transaction expenses up to $700,000, and (2) Parent may be obligated to pay the Company a termination fee of $815,000.

In connection with the execution of the Merger Agreement, certain officers and directors of the Company holding approximately 28% of the outstanding shares of common stock of the Company entered into a voting agreement with Parent and Merger Sub, in which such officers and directors agreed to vote their respective shares of Company common stock in favor of the Merger.

The Parent has received commitment letters pursuant to which (1) CIT Lending Services Corporation has agreed, on terms and subject to the conditions in the commitment letter, to provide a $35,000,000 first-lien senior secured credit facility in connection with the Merger and the other transactions contemplated by the Merger Agreement, (2) CIT CRE, LLC has agreed, on the terms and subject to the conditions in the commitment letter, to purchase the Company's real property for $18,370,000 in cash as a source of funds required to consummate the Merger and to lease such real property back to the Company, (3) Sankaty Advisors, LLC has agreed, on the terms and subject to the conditions in the commitment letter, to provide an $18,000,000 second-lien subordinated term loan facility in connection with the Merger and the other transactions contemplated by the Merger Agreement and (4) Sorenson Capital Partners, L.P. has agreed, on the terms and subject to the conditions in the commitment letter, to invest up to $22,500,000 in cash as a source of funds required to consummate the Merger and the other transactions contemplated by the Merger Agreement.

In the event that the shareholders approve the Merger Agreement, all stock options would immediately vest which would result in the Company recognizing $595,000 in stock option expense.

Pursuant to the Company's entering into the Merger Agreement on May 2, 2007, the Company was in violation of one of the covenants in its Loan with Zions First National Bank. The Company has received a waiver of this covenant violation from Zions First National Bank dated May 16, 2007. In addition, the Company would again be in violation of one of the terms of this Loan upon closing the transaction. However, the Company has notified Zions First National Bank of this expected event and anticipates being able to obtain a waiver of this covenant.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the most recent fiscal quarter ended March 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

          None to report.


                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE


     The following table sets forth certain information with respect to our directors and executive officers as of March 31, 2007.

                               DIRECTOR OR OFFICER
        NAME           AGE     POSITION WITH THE COMPANY
--------------------   ---     ---------------------------------------
Gregory L. Wilson      59      Chairman of the Board
Bradley T Nielson      45      President and Chief Executive Officer
Paul R. Killpack       38      Chief Financial Officer and Corporate Treasurer
Gregory D. Dye         47      Corporate Secretary
Ralph E. Crump         83      Director
Peter Najar            57      Director
C. Lewis Wilson        66      Director
Hal B. Heaton          56      Director

     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next Annual Meeting of shareholders or until his successor has been duly elected and qualified. Gregory L. Wilson and C. Lewis Wilson are brothers. Ralph E. Crump is the father-in-law of Peter Najar. All of our executive officers devote full time to their duties. Non-management directors devote such time as is necessary to carry out their responsibilities.

     The following is a description of the business experience of each of our directors and executive officers.

     GREGORY L. WILSON is our founder and has been a director since our inception in September 1987. He served as the President and Chief Executive Officer from the Company's inception in September 1987 to May 2002. He has served as Chairman of the Board since March 1988. Mr. Wilson also served as the Treasurer from September 1993 to August 1995. From 1982 until 1987, Mr. Wilson was President of Church Furnishings, Inc., in Provo, Utah. He is currently a director of Stratasys, Inc. (Nasdaq), and Design Imaging, LLC. He earned a Bachelor of Arts Degree in Economics from Brigham Young University and a Masters of Business Administration Degree from Indiana University.

     BRADLEY T NIELSON has served as our President and Chief Executive Officer since May 2002. He was the Chief Financial Officer from March 1994 to May 2002, and Chief Operating Officer from August 1998 to May 2002. He served as Corporate Secretary from January 1998 to August 1998. From August 1992 to March 1994, Mr. Nielson was the Vice President - Finance for Pinnacle Micro, Inc. From January 1991 to August 1992, he was a management consultant for Price Waterhouse's National Manufacturing Management Consulting Group. He was employed by Ernst & Young from June 1985 to January 1991. Mr. Nielson graduated summa cum laude with a Bachelor of Science Degree in Accounting from Brigham Young University. Mr. Nielson is Certified in Production and Inventory Management. He is also a Certified Public Accountant, a Certified Management Accountant and is Certified in Financial Management.

     PAUL R. KILLPACK has served as our Chief Financial Officer since May 2002. He has served as Treasurer since August 1998. He joined the Company in April 1997 and served as the Controller prior to being named Treasurer. Mr. Killpack graduated from Brigham Young University with a Masters of Business Administration Degree and a Bachelor of Science Degree in Mechanical Engineering. He is a Certified Management Accountant and is Certified in Financial Management.

     GREGORY D. DYE has served as our Corporate Secretary since August 1998. He joined the Company in August 1997 and served as an engineer, trainer and
quality manager prior to being named Corporate Secretary.   He is currently
serving as Vice-President of Manufacturing at Mity-Lite, Inc. From May 1985 to July 1997, he was a project manager, scheduler, floor manager and HR/Safety manager for Woodgrain Millwork, Inc. Mr. Dye graduated from Utah State University with a Bachelors Degree in Business/Production Management.

     RALPH E. CRUMP has been a director since March 1988. Mr. Crump is President of Crump Industrial Group, an investment firm located in Trumbull, Connecticut. He is a founder and director of Stratasys, Inc. (Nasdaq). He was also a founder, director and chairman of Structural Instrumentation, Inc. Mr. Crump was a founder and director of Osmonics, Inc. which merged in 2003 with General Electric (NYSE). From 1962 until 1987, Mr. Crump was the President and Chairman of Frigitronics, Inc. (NYSE). Mr. Crump is also a Trustee of the Alumni Foundation of UCLA and is overseer for the Thayer Engineering School at Dartmouth College. He received a Bachelor of Science Degree in Engineering from UCLA and a Bachelor of Science Degree in Marine Engineering from the U. S. Merchant Marine Academy. Mr. Crump is a licensed professional mechanical engineer by examination. Mr. Crump is a member of the Audit, Compensation, and Nominations Committees. He chairs the Compensation Committee.

     PETER NAJAR has been a director since March 1988. Mr. Najar has been a sales engineer employed by Lange Sales, Inc. in Littleton, Colorado from November 1981 to the present. From 1977 to 1981, Mr. Najar was the National Technical Director for Head Ski Co. Mr. Najar is a member of the Audit, Compensation, and Nominations Committees. He chairs the Nominations Committee.

     C. LEWIS WILSON has been a director since May 1991. Since 1996, Mr. Wilson, a licensed professional engineer, has served as the Chairman and Chief Executive Officer of Heath Engineering Company, a consulting engineering firm based in Salt Lake City, Utah. From 1987 to 1996, Mr. Wilson was the President of Heath Engineering Company. He received a Bachelor of Engineering Sciences Degree in Mechanical Engineering from Brigham Young University and a Masters of Mechanical Engineering Degree from Purdue University. Mr. Wilson is a published technical author and has been an Adjunct Professor of Mechanical Engineering at the University of New Mexico, Brigham Young University and the University of Utah.

     HAL B. HEATON has been a director since May 2001. He is currently the Denny Brown Professor of Business Management at Brigham Young University's Marriott School of Management. He has served as a professor at Brigham Young University from 1982 to 1988 and from 1990 to present. From 1988 to 1990, he was a visiting associate professor of finance at Harvard University, where he taught corporate finance and advanced capital markets courses in Harvard's Master of Business Administration program. He also serves as a director for C2 Technologies (OTC), formerly Acceris Incorporated. He received a Ph.D. in Finance and a Masters Degree in Economics from Stanford University. He received his Masters of Business Administration and a Bachelors Degree in Computer Science and Mathematics from Brigham Young University. Mr. Heaton is a member of the Audit, Compensation, and Nominations Committees. He chairs the Audit Committee.

AUDIT COMMITTEE

The Audit Committee consists of Hal B. Heaton, Ralph E. Crump and Peter Najar, each of whom is an Independent Director. The Audit Committee functions pursuant to a written charter adopted by the Company' Board of Directors.

The Board of Directors of the Company has determined that each of Hal B. Heaton, Chair of the Audit Committee, and Audit Committee member Ralph E. Crump is an audit committee financial expert as defined by Item 407(d) of Regulations S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of
Schedule 14A of the Exchange Act. The Board of Directors of the Company has designated Hal B. Heaton, Chair of the Audit Committee as its audit committee financial expert.

CODE OF ETHICS

The Company has adopted a code of business conduct and ethics for directors, officers and executives. The Code of Ethics is available on the Company's website at www.mityinc.com. Shareholders may request a free copy of the Code of Ethics from the Company at MITY Enterprises, Inc., Attn: Investor Relations, 1301 West 400 North, Orem, UT 84057.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own beneficially more than 10 percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and Nasdaq initial reports of ownership and reports of changes in ownership of the Company's equity securities. Officers, directors and greater than 10 percent beneficial owners are required to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of the copies of such reports furnished to us or written representations that no other reports were required, the Company believes that the directors, officers, and greater than 10 percent shareholders have timely filed all necessary Forms 3, 4 and 5, for the fiscal year ended March 31, 2006.


ITEM 11.  EXECUTIVE COMPENSATION

                      COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information regarding the Company's executive compensation objectives and principles, procedures, practices and decisions, and is provided to help give perspective to the numbers and narratives that follow in the tables in this section. This discussion focuses on the Company's objectives, principles, practices and decisions with regards to the compensation of the following named executive officers of the Company (the "Named Executive Officers"):

     Gregory L. Wilson, Chairman of the Board
     Bradley T Nielson, President and Chief Executive Officer
     Paul R. Killpack, Chief Financial Officer and Treasurer
     Gregory D. Dye, Corporate Secretary

EXECUTIVE COMPENSATION OBJECTIVES

The Company's philosophy is that compensation paid to executive officers should be closely aligned with the values, objectives and performance of the Company on both a short- and long-term basis. The Company's executive compensation program is designed to achieve the following objectives:

   - Attract and retain highly qualified individuals who are capable of making significant contributions to the long-term success of the Company;
   - Reward executive officers for long-term strategic management and the enhancement of shareholder value; and
   - Promote a performance-oriented environment that encourages Company and individual achievement.

EXECUTIVE COMPENSATION PROCEDURES

In an effort to attain the Company's executive compensation objectives, the Company has established and implemented the following procedures.

     ROLE OF THE COMPENSATION COMMITTEE.   The Compensation Committee has
responsibility for establishing and monitoring the executive compensation programs of the Company and for making decisions regarding the compensation of the Named Executive Officers. The agenda for meetings of the Compensation Committee is determined by the Chairman of the Compensation Committee, in
consultation with the Chief Executive Officer of the Company.   Compensation
Committee meetings are often attended by the Chief Executive Officer. The Compensation Committee also meets in executive session. In determining compensation of the Named Executive Officers, the Compensation Committee reviews data which it believes is representative of the institutional furniture industry as well as other similar sized publicly traded companies in the same geographic area, primarily by reviewing public disclosure of other public companies, as filed with the U.S. Securities and Exchange Commission. The Compensation Committee considers, among other factors, the Company's performance and relative shareholder return, the value of similar incentive awards to Chief Executive Officers at comparable companies, the awards given to the Chief Executive Officer in past years, and other factors considered
relevant by the Committee.   The Compensation Committee attempts to benchmark
with other local companies with similar annual revenue, size and other factors. The Compensation Committee believes these are the companies with whom the Company is most likely to compete to attract and retain senior executives. Such benchmark companies include: Weider Nutritional International Inc, Nutraceutical International, 1-800 Contacts Inc., FX Energy Inc, iMergent Inc., Utah Medical Products Inc., Sonic Innovations Inc., SCO, Zevex International Inc., Evans & Sutherland Computer Corp, UCN, Sento Corp, and Security National Financial.

     The Compensation Committee sets the compensation package of the Chief Executive Officer. The Compensation Committee also reviews the recommendations of the Chief Executive Officer with respect to the compensation of the other Named Executive Officers and, after reviewing such recommendations, generally approves the compensation of the other Named Executive Officers. The Compensation Committee also monitors, administers and approves awards under the Company's various incentive compensation plans for all levels within the Company, including awards under the Company's 2006 Long-Term Incentive Plan.

     The Compensation Committee typically meets toward the end end of the Company's fiscal year to review base salaries of the Named Executive Officers for the coming year and to consider annual incentive bonus awards for the previous year for the Named Executive Officers. At that meeting, the Compensation Committee also reviews the status of long-term incentives available to the Named Executive Officers (historically limited to options to purchase shares of Common Stock) and considers whether any additional long-term incentive awards are appropriate. The Compensation Committee reviews and approves bonus and merit increase recommendations.

     The Compensation Committee relies on its experience and judgment in making executive compensation decisions after reviewing the performance of the Company for the applicable fiscal year and evaluating the executive's performance and responsibilities with the Company, and current compensation arrangements. The compensation program for the Named Executive Officers and the Compensation Committee assessment process are designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

     ROLE OF CONSULTANTS. The Company and the Compensation Committee has not engaged the services of compensation consultants, but either or both may do so upon a case-by-case basis as circumstances warrant.

EXECUTIVE COMPENSATION PROGRAM

The following components of the Company's executive compensation program and the policies that govern their implementation are outlined briefly below:
   -  Base Salary
   -  Incentive Bonus
   -  Long-Term Equity Awards
   -  Retirement Benefits
   -  Other Personal Benefits

     BASE SALARY. On average, base salaries are set at levels lower than the median base salary levels of executives of comparable positions within the institutional furniture industry and geographical location. Base salaries are reviewed and adjusted periodically.

     INCENTIVE BONUS. Cash bonuses for executive officers reflect both individual and corporate performance during the year and the Company's success in achieving its goals. The performance criteria considered in determining cash bonus awards vary in accordance with the position and responsibilities of the individual being evaluated. Financial and operational indicators, combined with personal achievements that demonstrate a contribution to our growth and profitability, are among the significant considerations in determining bonuses for executive officers.

     LONG-TERM EQUITY AWARDS. Long-term equity awards, in the form of stock options are awarded for two reasons: 1) to ensure an incentive exists to maximize shareholder wealth by tying executive compensation to share price performance; and 2) to reward those executives making a long-term commitment to the Company. Stock options are granted by the Compensation Committee in accordance with the 1997 and 2006 Stock Incentive Plan approved by shareholders at not less than the closing price on the business day the options are granted. According to the plan's provisions, the Compensation Committee determines the number of shares subject to each option, the option price, the extent to which each option is exercisable from time to time during the term of the option, and any other provisions with respect to such option. Options are not assignable.

     The salary paid to the Company's chief executive officer, Bradley T Nielson, for the fiscal year ended March 31, 2007 was determined in accordance with the policies set forth above. The Compensation Committee believes Mr. Nielson's base salary is lower than the compensation paid by companies of comparable size or within the industry. The Company paid $153,000 in bonuses to Mr. Nielson based on the Company's strategic, revenue, and operating profit performance for the fiscal year ended March 31, 2007 compared to targeted goals. The Compensation Committee also awarded Mr. Nielson 30,000 incentive stock options at an exercise price of $17.05 during the fiscal year ended March 31, 2007 based upon performance and the fully vested state of Mr. Nielson's existing stock options.

     For the fiscal year ending March 31, 2008, the chief executive officer will be eligible to receive the full amount of the targeted incentive bonus if the Company achieves goals established by the Compensation Committee described above. In addition, the Compensation Committee may declare and pay to the chief executive officer additional bonus amounts in recognition of exceptional performance.

     For the fiscal year ending March 31, 2008, the other executive officers will be eligible to receive the full amount of their targeted incentive bonuses if the Company achieves goals established by the Compensation Committee and the Company described above. In addition, the Compensation Committee may in its discretion declare and pay to the executive officers additional bonus amounts in recognition of exceptional performance.

     Incentive bonus amounts earned by the executive officers for fiscal 2007 are reported under the caption heading "Bonus" in the Summary Compensation Table that appears below.

     RETIREMENT BENEFITS. The Company's policy is to provide an attractive benefit package to all employees. Executive officers of the Company are generally eligible to participate, on the terms and conditions applicable to all eligible employees of the Company, in the Mity-Lite, Inc. 401(k) Profit Sharing Plan, a broad-based, tax-qualified contributory savings and profit sharing plan (the "401(k) Plan").

     The Company and its subsidiaries do not maintain any other pension or retirement plans for the Named Executive Officers.

     OTHER PERSONAL BENEFITS. The Company also provides other traditional welfare benefits and limited perquisites to the Named Executive Officers in order to achieve a competitive pay package as detailed in the Summary Compensation Table below. The Compensation Committee believes that those benefits are reasonable, competitive and consistent with the Company's overall executive compensation objectives. Those benefits consist primarily of Company-paid premiums for health and life insurance, and vehicle and educational reimbusements.

DEDUCTABILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company's Chief Executive Officer during a tax year or to any of the company's four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that meets the requirements of Code Section 162(m) for "qualified performance-based" compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company's shareholders).

     The Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code. In certain situations, the Compensation Committee may approve compensation that will not meet the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for its executive officers. No executive officer's compensation in fiscal 2007 exceeded the $1 million deduction limit.



              EXECUTIVE COMPENSATION TABLES AND DISCUSSION

     The following table sets forth the annual and long-term compensation awards to each of the Company's Named Executive Officers for services in all capacities to the Company for the fiscal year ended March 31, 2007.


                     SUMMARY COMPENSATION TABLE

(a)                    (b)     (c)        (d)       (e)      (f)          (g)
        (h)

                                                          Non-Equity
                                                          Incentive     All
                                                  Option  Plan          Other
                      Fiscal   Salary    Bonus    Awards  Compensation  Compensation  Total
Name and Position       Year      ($)    ($)(1)    ($)(2) ($)           ($)(3)         ($)
---------------------  -----   -------   -------  ------- ------------  ------------  ------
Gregory L. Wilson,
Chairman of the Board   2007    89,000      -        -       -          43,900       132,900

Bradley T Nielson,
President and Chief
Executive Officer       2007    84,000   153,000   23,600    -          12,500        273,100

Paul R. Killpack, Chief
Financial Officer and
Corporate Treasurer     2007    84,000    56,500   21,200    -           3,600        165,300

Gregory D. Dye,
Corporate Secretary     2007    84,000    46,400   32,800    -           3,600        166,800


(1) During the reported period, bonuses were awarded annually at the discretion of the Board of Directors to the Named Executive Officers and certain other officers and Company personnel. Bonuses are awarded based on both individual and corporate performance during the year and the level of success in achieving goals. The Board is not obligated to award bonuses.

(2) The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the year ended March 31, 2007, in accordance with SFAS 123(R) of awards of stock options granted pursuant to the Company's long-term incentive plans, and thus may include amounts from awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in footnotes to the Company's audited consolidated financial statements for the year ended March 31, 2007, included in this Annual Report on Form 10-K.


(3) Amounts under the column heading "All Other Compensation" represent matching contributions made by the Company under our 401(k) defined contribution plan, the value of personal use of Company-owned vehicles, and other miscellaneous compensation. Matching contributions to the 401(k) plan for Mr. Wilson, Mr. Nielson, Mr. Killpack, and Mr. Dye totaled $2,500, $6,500, $3,600, and $3,600 respectively. The value of personal use of Company-owned vehicles and other miscellaneous compensation for Mr. Wilson, Mr. Nielson, Mr. Killpack, and Mr. Dye totaled $41,400, $6,000, $0, and $0, respectively. Mr. Wilson received $39,000 for serving on the Board of Directors of Broda Enterprises, Inc. which is included in miscellaneous compensation.


GRANTS OF PLAN-BASED AWARDS

     The following table sets forth information concerning equity-based plan awards granted to the Named Executive Officers during the fiscal year ended March 31, 2007. No payouts were made under non-equity incentive plan awards during the fiscal year ended March 31, 2007.


                               ALL OTHER         EXERCISE
                            OPTION AWARDS:       PRICE OF      GRANT DATE
                           NUMBER OF SECURITIES   OPTION       FAIR VALUE
                    GRANT   UNDERLYING OPTIONS    AWARDS        OF OPTION
NAME                DATE    GRANTED (#)(1)      ($/SH)(2)    AWARDS ($)(3)
-----------------  -------  -----------------   ---------      ----------
Bradley T Nielson  8/15/06       30,000           17.05          157,100
Paul R. Killpack   8/15/06       10,000           17.05           52,400
Gregory D. Dye     8/15/06       10,000           17.05           52,400

(1) Stock options vest annually on a straight line basis over three years from the date of grant.
(2) The exercise price per share under each stock option is the market closing price on the date of grant.
(3) The fair value of options was computed under SFAS 123(R). Generally, the Company expenses these amounts in its financial statements over the term of the award's vesting schedule.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with each of its Named Executive Officers. These agreements are for a 5 year term beginning on June 23, 2006 in the case of Mr. Nielson, Mr. Killpack and Mr. Dye and beginning on May 21, 2003 in the case of Mr. Wilson. The annual base salary set forth is for $85,000 to be reviewed annually by the Board of Directors and increased or decreased, at the Board's sole discretion, depending upon the Company's success. The agreements provide for participation in the Company's bonus plan at the Board's sole discretion. Per the terms of the agreement, the Company has the right, on written notice, to terminate employment immediately at any time for cause without any obligation for payment. The Company also has the right to terminate employment at any time without cause provided the Company shall be obligated to pay the Named Executive Officers base salary for a period of 180 days and shall not include any amounts related to any bonus plan of the Company.

OUTSTANDING EQUITY AWARDS AT YEAR-END

     The following table provides information on the holdings of stock options and other stock awards by the Named Executive Officers as of March 31, 2007.

                          Number of     Number of
                          Securities    Securities
                          Underlying    Underlying                   Option
                          Unexercised   Unexercised      Option      Expir-
                  Grant   Options       Options          Exercise    ation
Name              Date    Exercisable   Unexercisable(1) Price ($)   Date
----------------  ------- ------------- ---------------- ----------- -------
Bradley T Nielson 5/13/97   15,000                         7.75      8/11/07
                  1/27/99   22,500                         9.92      4/27/09
                 11/30/00   10,000                         6.81       3/1/11
                  1/30/01   20,000                         6.81       5/1/11
                  8/15/06                 30,000          17.05     11/13/16

Paul R. Killpack  5/13/98   15,000                        11.75      8/11/08
                  1/27/99    4,500                         9.92      4/27/09
                  1/30/01    4,000                         6.81       5/1/11
                   8/6/02   10,000                        12.10      11/4/12
                  1/19/04    6,000         2,000          17.90      4/19/14
                  8/15/06                 10,000          17.05     11/13/16

Gregory D. Dye    1/27/99   15,000                         9.92      4/27/09
                  1/30/01    4,500                         6.81       5/1/11
                  1/19/04   11,250         3,750          17.90      4/19/14
                  8/15/06                 10,000          17.05      11/13/16

(1) Unvested options vest as follows: Bradley T Nielson options dated 8/15/06 vest as to 10,000 shares on each of 8/15/07, 8/15/08 and 8/15/09; Paul R. Killpack options dated 1/19/04 vest on 1/19/08 and options dated 8/15/06 vest as to 3,333 shares on 8/15/07, 3,333 shares on 8/15/08, and 3,334 shares on 8/15/09; Gregory D. Dye options dated 1/19/04 vest on 1/19/08 and options dated 8/15/076 vest as to 3,333 shares on 8/15/07, 3,333 shares on 8/15/08 and
3,334 shares on 8/15/09.

OPTION EXERCISES AND STOCK VESTED

     No options were exercised during the fiscal year ended March 31, 2007 by any of the Named Executive Officers.

NONQUALIFIED DEFERRED COMPENSATION

     The Company does not have any nonqualified deferred compensation plans.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

     EMPLOYMENT AGREEMENTS. The Board of Directors has approved Employment Agreements for each of the Named Executive Officers. These Employment Agreements provide for six months of base salary in the event of termination of employment under certain conditions.

     ACCELERATED STOCK OPTION VESTING UPON A CHANGE IN CONTROL. Under the Company's 1996 and 2006 Stock Option Plans, all otherwise unvested stock options held by the Named Executive Officers becomes fully vested upon a change of control. A change of control is defined as any of the following events if they occur after the date of grant of this option and after the class of stock then subject to this option becomes registered under the 1934
Act: the direct or indirect beneficial ownership (within the meaning of Section 13(d) of the 1934 Act and Regulations 13D through G thereunder) of thirty percent (30%) or more of the class of securities then subject to this option is acquired or becomes held by any person or group of persons (within the meaning of Section 13(d)(3) of the 1934 Act), or the sale, mortgage, lease or other transfer in one or more transactions not in the ordinary course of the Company's business or assets or earning power constituting more than fifty percent (50%) of the assets or earning power of the Company and its Related Corporations (taken as a whole) to any such person or group of persons.

AMOUNTS PAYABLE UPON A CHANGE OF CONTROL

     The following table shows for each Named Executive Officer the unrealized intrinsic value of his otherwise unvested stock options on March 31, 2007 that would have vested had a change of control occurred on that date, calculated by multiplying the number of underlying shares by the closing price of Company stock on the last trading day of fiscal 2007 and by then subtracting the applicable option exercise price:

(a)                         (b)
                      INTRINSIC VALUE
                         OF STOCK
NAME                    OPTIONS ($)
--------------------- ------------------
Bradley T Nielson         58,500
Paul R. Killpack          21,900
Gregory D. Dye            23,625

AMOUNTS PAYABLE UPON TERMINATION OF EMPLOYMENT

     TERMINATION WITHOUT CAUSE. The following table shows the amounts that would be payable to each Named Executive Officer if employment with the Company was terminated without cause on March 31, 2007. No other benefits would be contractually required.

(a)                       (b)               (f)
                         SALARY
NAME                 CONTINUATION ($)     TOTAL ($)
-------------------  ----------------  --------------
Gregory L. Wilson        45,000           45,000
Bradley T Nielson        42,500           42,500
Paul R. Killpack         42,500           42,500
Gregory D. Dye           42,500           42,500


DIRECTOR COMPENSATION

The only director that the Company compensates is Hal B. Heaton who is paid $1,500 for each board meeting that he participates in.

The following table summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended March 31, 2007.










(a)               (b)          ( c)          (d)          (e)          (f)
              FEES EARNED   OPTION      NON-EQUITY     ALL OTHER     TOTAL
              OR PAID IN    AWARDS    INCENTIVE PLAN COMPENSATION COMPENSATION
NAME            CASH ($)      ($)     COMPENSATION($)     ($)          ($)
------------- ----------- ----------- --------------- ----------- ------------
Hal B. Heaton    $6,000         -           -               -          $6,000


COMPENSATION COMMITTEE REPORT

     The Compensation Committee Report establishes our executive compensation policies and the basis for the compensation paid to our executive officers, including our Chief Executive Officer, during the fiscal year ended March 31, 2007.

COMPOSITION AND RESPONSIBILITY OF COMPENSATION COMMITTEE

     The Compensation Committee is responsible for reviewing and approving our compensation policies and practices, for reviewing and approving the remuneration of the Company's directors and senior management, for succession planning with respect to our senior executive positions and for administering the Company's stock option plans. The Compensation Committee bases its recommendations on established policies and on the individual's and the Company's performance. None of the members of the Compensation Committee are officers or employees of the Company or its subsidiaries. All members of the Compensation Committee are Independent Directors.

COMPENSATION PHILOSOPHY AND OBJECTIVES

     Our principal goal is to create value for our shareholders. We believe that officers and employees who advance that goal should have their compensation aligned with the interests of shareholders.

     Our executive compensation philosophy is founded on four principal objectives: 1) to link the interests of executive officers with the short and long-term interests of our shareholders; 2) to link executive compensation to the performance of the Company and the individual; 3) to leverage performance through emphasis on variable compensation; and 4) to compensate executive officers at a level and in a manner that ensures we are capable of attracting, motivating and retaining individuals with exceptional executive skills.

     The majority of the compensation of our executive officers is comprised of three components - salary, annual cash bonuses and long-term incentives in the form of stock options - and is structured to be competitive within the industry and geographic location. Cash bonuses and stock options are directly linked to our performance and the individual's contribution to our strategic goals. The Compensation Committee considers our record of financial performance in all of its compensation reviews.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth security ownership information as of June 28, 2007 (i) for persons known by us to own beneficially more than five percent of MITY's common stock, (ii) for each director or director nominee and named executive officer, and (iii) for all named executive officers and directors as a group.






                                             NUMBER OF SHARES    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)   BENEFICIALLY OWNED(2)   CLASS(3)
----------------------------------------  ---------------------  ----------
Gregory L. and Kathleen Wilson(4)                738,990           21.13%
Royce & Associates, LLC(5)                       330,200            9.44
Bares Capital Management, Inc.(6)                266,490            7.62
Dalton, Greiner, Hartman, Maher & Co LLC(7)      172,795            4.94
Bradley T Nielson(8)                             139,500            3.99
Peter Najar and Constance S. Crump(9)            119,107            3.41
Paul R. Killpack(10)                              41,606            1.19
C. Lewis Wilson(11)                               37,354            1.07
Gregory D. Dye(12)                                34,152            0.98
Hal B. Heaton(13)                                 16,000            0.46
All officers and directors as a group
  (7 persons)                                  1,126,709           32.22

(1) The address for Gregory L. and Kathleen Wilson, Bradley T Nielson, Paul R. Killpack, and Gregory D. Dye is 1301 West 400 North, Orem, Utah 84057. The address for Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019. The address for Bares Capital Management, Inc. is 221 W 6th Street, Suite 1225, Austin, TX 78701. The address for Dalton, Greiner, Hartman, Maher & Co LLC is 565 Fifth Avenue, Suite 2101, New York, NY 10017. The address for Peter Najar and Constance S. Crump is 9900 Phillips Road, Lafayette, Colorado 80026 The address for C. Lewis Wilson is 377 West 800 North, Salt Lake City, Utah 84103. The address for Hal B. Heaton is 1441 North 1450 East, Provo, Utah 84604.

(2) The number of shares beneficially owned includes shares of MITY's common stock for which the persons set forth in this table have or share either investment or voting power. The number of shares beneficially owned also includes shares that any of the named persons has the right to acquire within 60 days of June 28, 2007 upon exercise of the stock options granted to them under the Company's 1997 and 2006 Stock Incentive Plans.

(3) All percentages have been calculated to include 3,337,614 shares of common stock outstanding on June 28, 2007, and 203,500 options exercisable by the named individuals within 60 days following June 28, 2007.

(4) Includes 493,264 shares owned individually by Mr. Wilson, 234,740 shares owned individually by his wife, Kathleen Wilson, and 10,986 shares held by Kathleen Wilson as the custodian for the Wilson children. Gregory and Kathleen Wilson disclaim beneficial ownership of the shares held by Kathleen Wilson as custodian for their children.

(5) Information is based on Form 13F, dated May 9, 2007, filed with the SEC by Royce & Associates, LLC for the period ended March 31, 2007.

(6) Information is based on Form 13F, dated May 14, 2007, filed with the SEC by Bares Capital Management, Inc. for the period ended March 31, 2007.

(7) Information is based on Form 13F, dated May 3, 2007, filed with the SEC by Dalton, Greiner, Hartman, Maher & Co LLC for the period ended March 31, 2007.

(8) Includes 34,100 shares owned individually by the Bradley T Nielson Trust, 27,900 shares owned by the Kellie Joan Nielson Trust and 77,500 shares that Mr. Nielson had the right to acquire within 60 days following June 28, 2007 upon exercise of options granted to him. Mr. Nielson is the trustee of the Bradley T Nielson Trust. Kellie Joan Nielson is the trustee of the Kellie Joan Nielson Trust and is the wife of Mr. Nielson. Mr. Nielson disclaims beneficial ownership of the shares held by Kellie Joan Nielson.

(9) Includes 95,524 shares owned individually by Mr. Najar, 17,583 shares owned individually by Constance S. Crump (wife of Mr. Najar), and 6,000 shares held in trust for certain young relatives with Constance S. Crump acting as custodian. Mr. Najar disclaims beneficial ownership of the shares held by Constance S. Crump as custodian.

(10) Includes 773 shares owned by Mr. Killpack through MITY's 401(k) Plan and 40,833 shares that Mr. Killpack had the right to acquire within 60 days following June 28, 2007 upon exercise of options granted to him.

(11) Includes 9,170 shares owned individually by Mr. Wilson, 18,114 shares owned jointly by Mr. Wilson and his wife, Grace Wilson, 9,170 shares owned individually by Grace Wilson, and 900 shares held by Mr. Wilson as custodian for the Wilson children.

(12) Includes 3,819 shares owned by Mr. Dye through MITY's 401(k) Plan and 30,333 shares that Mr. Dye had the right to acquire within 60 days following June 28, 2007 upon exercise of options granted to him.

(13) Includes 6,000 shares owned individually by Mr. Heaton and 10,000 shares that Mr. Heaton had the right to acquire within 60 days following June 28, 2007 upon exercise of options granted to him.

The following table presents information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under existing equity compensation plans at March 31, 2007:


                         EQUITY COMPENSATION PLAN INFORMATION

                            Number of      Weighted-      Number of securities
                            securities     average        remaining available
                            to be          exercise       for future issuance
                            issued upon    price of       under equity compen-
                            exercise of    outstanding    sation plans (exclu-
                            outstanding    options,       ding securities
                            options,       warrants       reflected in column
Plan Category               and rights     and rights     (a))
--------------------------  ----------     -----------    ---------------
                                (a)            (b)                (c)
Equity compensation plans
 approved by security
 holders                      444,176        $13.22           226,000

Equity compensation plans
 not approved by security
 holders                         --             --               --
--------------------------  ----------     -----------    ---------------
Total                         444,176        $13.22           226,000
==========================  ===========    ===========    ===============


ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The Company has entered into indemnification agreements with each of the officers and directors. We have adopted policies that prohibit any loans to officers, directors and 5 percent or more shareholders. During the fiscal year ended March 31, 2007, no such transactions occurred. The Company requires any related party transactions to be approved by the board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES


                                   2007        2006
                                 --------    --------
Audit Fees  (a)                  $150,000    $122,000
Audit-Related Fees (b)             16,000      14,000
Tax Fees (c)                       30,000      20,000
All Other Fees (d)                  6,000        None
                                 --------    --------
Total Fees                       $201,000    $156,000


(a) Fees for audit services consisted of the audit of our annual consolidated financial statements and reviews of our quarterly financial statements.
(b) Fees for audit related services in 2007 and 2006 consisted of the audit of our employee benefit plan.
(c) Tax fees consisted of assistance with tax compliance, preparation of tax returns, and tax consultation, planning and implementation services.
(d) Other fees consisted of fees for a consent and workpaper review costs.

PRE-APPROVAL OF FEES

     The Audit Committee has delegated to the Chair of the Audit Committee authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent auditors and associated fees. The Chair must report any decisions to pre-approve such audit-related or non-audit related services and fees to the full Audit Committee at its next regular meeting. All of the fees for the fiscal years ended March 31, 2007 and 2006 were pre-approved.


                                   PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The following documents are filed as part of this report:

     (1) All financial statements: See consolidated financial statement index shown on page 30.

     (2) Consolidated financial statement schedule: Valuation and Qualifying Accounts for the three fiscal years ended March 31, 2007

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

2.13

Agreement and Plan of Merger dated May 2, 2007 by and among the Registrant, FP Merger Sub, Inc., and MLE Holdings, Inc. incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated May 2, 2007.

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

10.36

2006 Stock Incentive Plan and Form of Agreements incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated August 3, 2006

10.37

Loan Agreement and Promissory Note dated August 21, 2006 between the Registrant and Zions First National Bank incorporated by reference to the referenced exhibit number to the Company's Form 8-K dated August 21, 2006

11.1

Statement Regarding Computation of Per Share Earnings.

21

Subsidiaries of Registrant.

31.1

Certification of Principal Executive Officer and CFO Pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Principal Executive Officer and CFO Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

* These items represent a management contract or compensatory plan.


    Financial Statement Schedules - Schedule II - Valuation and Qualifying Accounts

    All other schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mity Enterprises, Inc.:
Orem, UT

We have audited the consolidated financial statements of MITY Enterprises, Inc. and subsidiaries (the Company) as of March 31, 2007 and 2006, and for each of the three years in the period ended March 31, 2007, and have issued our report thereon dated June 12, 2007; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
June 12, 2007













              MITY ENTERPRISES, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

                                    Additions/
                                   (Reductions)
                                    Charged
                     Balance        or Credited
                     at             to Costs       Deductions     Balance
                     Beginning      and            from           at End
                     of Period      Expenses       Reserves       of Period
                     ----------     ----------     -----------    ----------
ACCOUNTS RECEIVABLE ALLOWANCE:

Year ended:
  March 31, 2007     $  140,000     $  106,000     $   32,000     $  214,000
  March 31, 2006        147,000         41,000         48,000        140,000
  March 31, 2005        168,000         24,000         45,000        147,000


INVENTORY RESERVES:

Year ended:
  March 31, 2007     $  225,000     $    8,000     $  130,000     $  103,000
  March 31, 2006        372,000         25,000     $  172,000        225,000
  March 31, 2005         31,000        341,000           -           372,000


RESERVES ON NOTES RECEIVABLE

Year Ended:
  March 31, 2007           -              -              -              -
  March 31, 2006     $   20,000     $  (20,000)          -              -
  March 31, 2005        150,000       (140,000)    $   10,000     $   20,000


ACCRUED WARRANTY

Year Ended:
  March 31, 2007     $  470,000     $  865,000     $ (850,000)    $  485,000
  March 31, 2006        439,000        900,000       (869,000)       470,000
  March 31, 2005        415,000        661,000       (637,000)       439,000




                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MITY ENTERPRISES, INC.

                                             By:/s/ Paul R. Killpack
                                                --------------------------
                                                Paul R. Killpack, Chief
                                                Financial Officer (Principal
                                                Executive, Financial and
                                                Accounting Officer)
                                          Date: June 29, 2007


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       SIGNATURE             TITLE                                   DATE

/s/ Gregory L. Wilson        Chairman of the Board and Director  June 29, 2007
---------------------------
Gregory L. Wilson


/s/ Paul R. Killpack         Chief Financial Officer (Principal  June 29, 2007
---------------------------  Executive, Financial and Accounting
Paul R. Killpack             Officer)


/s/ Ralph E. Crump           Director                            June 29, 2007
----------------------------
Ralph E. Crump


/s/ Peter Najar              Director                            June 29, 2007
----------------------------
Peter Najar


/s/ C. Lewis Wilson          Director                            June 29, 2007
----------------------------
C. Lewis Wilson


/s/ Hal B. Heaton            Director                            June 29, 2007
----------------------------
Hal B. Heaton